Form 10-Q
period 2019-09-30
New Mountain Guardian III BDC, L.L.C.
filed 2019-11-13
CIK 1781870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2019

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56072	New Mountain Guardian III BDC, L.L.C.	84-1918127
787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Delaware

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the registrant’s limited liability company units outstanding as of November 13, 2019 was 9,867,928.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian III BDC, L.L.C.
	Consolidated Statement of Assets, Liabilities and Members’ Capital as of September 30, 2019 (unaudited)	3
	Consolidated Statements of Operations for the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019 (unaudited)	4
	Consolidated Statements of Changes in Members’ Capital for the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019 (unaudited)	5
	Consolidated Statement of Cash Flows for the period from May 22, 2019 (inception) to September 30, 2019 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2019 (unaudited)	7
	Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C. (unaudited)	11
	Report of Independent Registered Public Accounting Firm	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION		44

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
	Signatures	47

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

New Mountain Guardian III BDC, L.L.C.

Consolidated Statement of Assets, Liabilities and Members’ Capital

(in thousands, except units and per unit data)

(unaudited)

September 30, 2019
Assets
Non-controlled/non-affiliated investments at fair value (cost of $229,434)	$229,629
Cash and cash equivalents	84,572
Interest receivable	929
Deferred offering costs	130
Other assets	65
Total assets	$315,325
Liabilities
Borrowings
BMO Subscription Line	$118,415
Wells Credit Facility	39,600
Deferred financing costs (net of accumulated amortization of $38)	(1,671)
Net borrowings	156,344
Payable for unsettled securities purchased	56,465
Accrued organizational and offering expenses	1,049
Payable to affiliates	494
Interest payable	366
Management fee payable	110
Other liabilities	949
Total liabilities	215,777
Commitments and contingencies (See Note 8)
Members’ Capital
Common units, 9,867,928 units issued and outstanding	98,679
Accumulated distributable earnings	869
Total members’ capital	$99,548
Total liabilities and members’ capital	$315,325
Outstanding common units	9,867,928
Members’ capital per unit	$10.09

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Statements of Operations

(in thousands, except units and per unit data)

(unaudited)

	Three Months Ended	For the period from May 22, 2019 (inception) to
	September 30, 2019	September 30, 2019
Investment income
Interest income	$1,323	$1,323
Other income	1,407	1,407
Total investment income	2,730	2,730
Expenses
Organizational and offering expenses	292	942
Interest and other financing expenses	431	431
Administrative expenses	394	394
Management fee (offset by placement fees of $45 and $45, respectively)	362	362
Professional fees	102	102
Other general and administrative expenses	32	32
Total expenses	1,613	2,263
Less: management fees waived (See Note 5)	(252)	(252)
Net expenses	1,361	2,011
Net investment income	1,369	719
Net realized and unrealized gains (losses)
Net change in unrealized appreciation of investments	195	195
Net realized gains (losses) on investments	—	—
Net realized and unrealized gains (losses)	195	195
Net increase in members’ capital resulting from operations	$1,564	$914
Earnings per unit (basic & diluted)	$0.34	$0.28
Weighted average common units outstanding - basic & diluted (See Note 10)	4,612,278	3,214,618

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(in thousands, except units and per unit data)

(unaudited)

	Three Months Ended	For the period from May 22, 2019 (inception) to
	September 30, 2019	September 30, 2019
Increase (decrease) in members’ capital resulting from operations:
Net investment income	$1,369	$719
Net realized gains (losses) on investments	—	—
Net change in unrealized appreciation of investments	195	195
Net increase in members’ capital resulting from operations	1,564	914
Capital transactions
Contributions	98,680	98,680
Cancellation of Units	(1)	(1)
Placement fees	(45)	(45)
Total net increase in members’ capital resulting from capital transactions	98,634	98,634
Net increase in members’ capital	100,198	99,548
Members’ capital at the beginning of the period	(650)	—
Members’ capital at the end of the period	$99,548	$99,548

Capital share activity
Units issued	9,868,028	9,868,028
Units canceled	(100)	(100)
Net increase in units outstanding	9,867,928	9,867,928

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

For the period from May 22, 2019 (inception) to
September 30, 2019
Cash flows from operating activities
Net increase in members’ capital resulting from operations	$914
Adjustments to reconcile net (increase) decrease in members’ capital resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized appreciation of investments	(195)
Amortization of purchase discount	(16)
Amortization of deferred financing costs	38
Amortization of deferred offering costs	25
Non-cash investment income	(61)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(229,459)
Proceeds from sales and paydowns of investments	57
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	46
Interest receivable	(929)
Deferred offering costs	(155)
Other assets	(65)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	56,465
Accrued organizational and offering expenses	1,049
Payable to affiliates	426
Interest payable	366
Management fee payable	110
Other liabilities	146
Net cash flows used in operating activities	(171,238)
Cash flows from financing activities
Net proceeds from issuance of common units	98,680
Placement fees paid	(45)
Cancellation of common units	(1)
Proceeds from BMO Subscription Line	118,415
Proceeds from Wells Credit Facility	39,600
Deferred financing costs paid	(839)
Net cash flows provided by financing activities	255,810
Net increase in cash and cash equivalents	84,572
Cash and cash equivalents at the beginning of the period	—
Cash and cash equivalents at the end of the period	$84,572
Supplemental disclosure of cash flow information
Cash interest paid	$24
Non-cash financing activities:
Accrual for offering costs	$155
Accrual for deferred financing costs	871

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments

September 30, 2019

(in thousands)

(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity / Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members’ Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)	10.09% (L + 8.00%/Q)	9/17/2019	5/21/2027	$12,000	$12,000	$12,000	12.05%
Total Funded Debt Investments - Canada					$12,000	$12,000	$12,000	12.05%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	7.04% (L + 5.00%/M)	7/30/2019	7/30/2026	$21,374	$21,267	$21,427	21.52%
Total Funded Debt Investments - United Arab Emirates					$21,374	$21,267	$21,427	21.52%
Funded Debt Investments - United States
KAMC Holdings, Inc.
Business Services	Second lien (2)(3)	10.18% (L + 8.00%/Q)	8/14/2019	8/13/2027	$22,500	$22,333	$22,331	22.44%
Bluefin Holding, LLC
Software	Second lien (2)	9.86% (L + 7.75%/Q)	9/6/2019	9/6/2027	22,000	22,000	22,000	22.10%
MED Parentco, LP
Healthcare Services	Second lien (2)	10.29% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,836	21,890	21.99%
Bullhorn, Inc.
Software	First lien (2)	7.60% (L + 5.50%/Q)	9/24/2019	10/1/2025	19,431	19,285	19,285	19.37%
Clarkson Eyecare, LLC
Healthcare Services	First lien (2)(3)	8.37% (L + 6.25%/Q)	8/21/2019	4/2/2021	11,054	10,947	10,944
	First lien (2)	8.39% (L + 6.25%/Q)	9/11/2019	4/2/2021	7,369	7,297	7,296
					18,423	18,244	18,240	18.33%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)	8.67% (L + 5.50% + 1.00% PIK/Q)*	8/7/2019	7/16/2026	17,638	17,552	17,550	17.63%
PaySimple, Inc.
Software	First lien (2)	7.55% (L + 5.50%/M)	8/19/2019	8/23/2025	11,123	11,012	10,956	11.01%
Recorded Future, Inc.
Software	First lien (3)	8.79% (L + 6.75%/M)	8/26/2019	7/3/2025	10,417	10,365	10,365	10.41%
OEConnection LLC
Business Services	Second lien (2)	10.27% (L + 8.25%/M)	9/25/2019	9/25/2027	7,677	7,600	7,600	7.63%
Integral Ad Science, Inc.
Software	First lien (3)	9.30% (L + 6.00% + 1.25% PIK/M)*	8/27/2019	7/19/2024	7,532	7,457	7,532	7.57%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	7.26% (L + 5.00%/Q)	7/30/2019	7/31/2026	7,500	7,463	7,477	7.51%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	7.95% (L + 5.75%/S)	8/6/2019	7/1/2024	7,508	7,471	7,470	7.50%
Sphera Solutions, Inc.
Software	First lien (2)	9.13% (L + 7.00%/Q)	9/10/2019	6/14/2022	7,485	7,412	7,410	7.44%
Frontline Technologies Group Holdings, LLC
Education	First lien (2)(3)	8.60% (L + 6.50%/Q)	8/15/2019	9/18/2023	4,638	4,638	4,638	4.66%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	5.57% (L + 3.50%/Q)	9/27/2019	8/28/2024	4,698	3,935	3,923	3.94%
JAMF Holdings, Inc.
Software	First lien (2)(3)	9.18% (L + 7.00%/Q)	8/27/2019	11/11/2022	3,253	3,229	3,253	3.27%
iCIMS, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)

September 30, 2019

(in thousands)

(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity / Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members’ Capital
Software	First lien (3)	8.56% (L + 6.50%/M)	8/27/2019	9/12/2024	$2,290	$2,267	$2,267	2.28%
Alegeus Technologies Holdings Corp.
Healthcare Services	First lien (2)(3)	8.54% (L + 6.25%/Q)	8/27/2019	9/5/2024	2,134	2,113	2,134	2.14%
Total Funded Debt Investments - United States					$198,247	$196,212	$196,321	197.22%
Total Funded Debt Investments					$231,621	$229,479	$229,748	230.79%
Total Funded Investments						$229,479	$229,748	230.79%
Unfunded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/26/2019	1/3/2021	$833	$(4)	$(4)
	First lien (3)(4) - Undrawn	—	8/26/2019	7/3/2025	1,250	(6)	(6)
					2,083	(10)	(10)	(0.01)%
CFS Management, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/6/2019	7/1/2024	2,214	(11)	(11)	(0.01)%
Bullhorn, Inc.
Software	First lien (4) - Undrawn	—	9/24/2019	10/1/2021	1,606	(12)	(12)
	First lien (4) - Undrawn	—	9/24/2019	10/1/2025	964	(7)	(7)
					2,570	(19)	(19)	(0.02)%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2021	3,913	—	(19)
	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2024	978	(5)	(5)
					4,891	(5)	(24)	(0.03)%
PaySimple, Inc.
Software	First lien (4) - Undrawn	—	8/19/2019	8/24/2020	3,626	—	(55)	(0.05)%
Total Unfunded Debt Investments - United States					$15,384	$(45)	$(119)	(0.12)%
Total Unfunded Debt Investments					$15,384	$(45)	$(119)	(0.12)%
Total Non-Controlled/Non-Affiliated Investments						$229,434	$229,629	230.67%
Total Investments						$229,434	$229,629	230.67%

(1)                                     New Mountain Guardian III BDC, L.L.C. (the “Company”) generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)                                     Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Guardian III SPV, L.L.C. (“GIII SPV”) as the Borrower, Wells Fargo Bank, National Association as the Administrative Agent, and Collateral Custodian. See Note 6. Borrowings, for details.

(3)                                     The fair value of the Company’s investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.

(4)                                     Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.

(5)                                     All interest is payable in cash unless otherwise indicated.  A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets daily (D), weekly (W), monthly (M), quarterly (Q), semi-annually (S) or annually (A).  For each investment the current interest rate provided reflects the rate in effect as of September 30, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)

September 30, 2019

(in thousands)

(unaudited)

*                                           All or a portion of interest contains PIK interest.

**                                      Indicates assets that the Company deems to be “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2019, 10.6% of the Company’s total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)

September 30, 2019

(unaudited)

September 30, 2019
Investment Type	Percent of Total Investments at Fair Value
First lien	62.63%
Second lien	37.37%
Total investments	100.00%

September 30, 2019
Industry Type	Percent of Total Investments at Fair Value
Software	36.14%
Healthcare Services	24.91%
Business Services	18.26%
Education	11.35%
Healthcare Information Technology	7.63%
Distribution & Logistics	1.71%
Total investments	100.00%

September 30, 2019
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of

New Mountain Guardian III BDC, L.L.C.

September 30, 2019

(in thousands, except share data)

(unaudited)

Note 1. Formation and Business Purpose

New Mountain Guardian III BDC, L.L.C. (the ‘‘Company’’) is a Delaware limited liability company formed on May 22, 2019. The Company is a non-diversified management investment company that has elected to be regulated as a business development company (‘‘BDC’’) under the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). The Company intends to elect to be treated for United States (‘‘U.S.’’) federal income tax purposes as a regulated investment company (‘‘RIC’’) under Subchapter M of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’).

New Mountain Finance Advisers BDC, L.L.C. (the ‘‘Investment Adviser’’) is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, ‘‘New Mountain Capital’’) whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages the Company’s day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company’s. New Mountain Finance Administration, L.L.C. (the ‘‘Administrator’’), a wholly-owned subsidiary of New Mountain Capital, intends to provide the administrative services necessary to conduct the Company’s day-to-day operations.

The Company conducted a private offering (the “Private Offering”) of units of the Company’s limited liability company interests (the “Units”) to investors in reliance on exemptions from the registration requirements of the Securities Act. Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a “Capital Commitment”) to purchase Units pursuant to a subscription agreement entered into with the Company (a “Subscription Agreement”). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser’s sole discretion, during the 18-month period (the “Closing Period”) following the initial closing of Capital Commitments, which occurred on July 15, 2019. The Company may accept and draw down Capital Commitments from investors throughout the Closing Period. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the “Initial Drawdown,” and the date on which the Initial Drawdown occured). The “Investment Period” began on July 15, 2019 and will continue until the four-year anniversary of such date. The term of the Company is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company’s board of directors.

The Company established New Mountain Guardian III SPV, L.L.C. (“GIII SPV”) as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV’s credit facility.

The Company’s investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are ‘‘defensive growth’’ companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S.middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (‘‘EBITDA’’) between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2019, the Company’s top five industry concentrations were software, healthcare services, business services, education and healthcare information technology.

Note 2. Summary of Significant Accounting Policies

Basis of accounting—The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (‘‘ASC 946’’). The Company consolidates its wholly-owned direct subsidiary GIII SPV.

The Company’s consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company’s portfolio investments are not consolidated in the financial statements.

The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019.

Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company’s Consolidated Statement of Assets, Liabilities and Members’ Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company’s Consolidated Statements of Operations as “Net change in unrealized appreciation (depreciation) of investments” and realizations on portfolio investments reflected in the Company’s Consolidated Statements of Operations as “Net realized gains (losses) on investments”.

The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company’s board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company’s quarterly valuation procedures are set forth in more detail below:

(1)                                 Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

(2)                                 Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a.                                      Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.                                      For investments other than bonds, the Company looks at the number of quotes readily available and performs the following procedures:

i.                                                      Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained.

ii.                                                   Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

(3)                                 Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a.                                      Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

b.                                      Preliminary valuation conclusions will then be documented and discussed with the Company’s senior management;

c.                                       If an investment falls into (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Company’s board of directors; and

d.                                      When deemed appropriate by the Company’s management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period and the fluctuations could be material.

See Note 3. Investments, for further discussion relating to investments.

Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2019.

Revenue recognition

Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in the portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For both the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, the Company recognized PIK interest from investments of $61.

Non-accrual income:  Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-

capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.

Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 6. Borrowings, for details.

Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company and are expensed as incurred in the Consolidated Statements of Operations. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,000 or 0.50% of the aggregate Capital Commitments will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.

Deferred offering costs—The Company’s deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company’s Units. Upon the issuance of Units, deferred offering costs are then amortized into expense to Organizational and Offering Expenses on the Consolidated Statements of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Consolidated Statement of Assets, Liabilities and Members’ Capital. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,000 or 0.50% of the aggregate Capital Commitments will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.

Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company’s borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.

Income taxes—The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its first tax return for the year ending December 31, 2019, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.

To continue to qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.

Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof.

The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.

Distributions—Distributions to the Company’s unitholders are recorded on the record date as set by the board of directors. The Company intends to make distributions to its unitholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.

Earnings per Unit—The Company’s earnings per unit (“EPU”) amounts have been computed based on the weighted-average number of Units outstanding for the period. Basic EPU is computed by dividing net increase (decrease) in members’ capital resulting from operations by the weighted average number of Units outstanding during the period of computation. Diluted EPU is computed by dividing net increase (decrease) in members’ capital resulting from operations by the weighted average number of Units assuming all potential shares had been issued, and its related net impact to members’ capital accounted for, and the additional Units were dilutive. Diluted EPU reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.

Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with “Net change in unrealized appreciation (depreciation) of investments” and “Net realized gains (losses) on investments” in the Company’s Consolidated Statements of Operations.

Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies. This movement is beyond the control of the Company and cannot be predicted.

Use of estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company’s consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

Note 3. Investments

At September 30, 2019, the Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$143,665	$143,808
Second lien	85,769	85,821
Total investments	$229,434	$229,629

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$82,998	$82,984
Healthcare Services	57,116	57,200
Business Services	41,933	41,931
Education	25,905	26,065
Healthcare Information Technology	17,547	17,526
Distribution & Logistics	3,935	3,923
Total investments	$229,434	$229,629

As of September 30, 2019, the Company had unfunded commitments on revolving credit facilities and bridge facilities of $3,192 and $0, respectively. As of September 30, 2019, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $12,192. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2019.

Investment Risk Factors

First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as “leveraged loans”, “high yield” or “junk” debt investments, and may be considered “high risk” compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the members’ capital and income distributions of the Company. In addition, some of the Company’s debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.

Subordinated debt is generally subject to similar risks as those associated with first and second lien debt, except that such debt is subordinated in payment and/or lower in lien priority. Subordinated debt is subject to the additional risk that the cash flow of the borrower and the property securing the debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured and unsecured obligations of the borrower.

The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value, resulting in recognized realized gains or losses upon disposition.

Note 4. Fair Value

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:

Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by ASC 820, the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:

•                  Quoted prices for similar assets or liabilities in active markets;

•                  Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

•                  Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

•                  Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.

The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.

The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of September 30, 2019:

	Total	Level I	Level II	Level III
First lien	$143,808	$—	$32,827	$110,981
Second lien	85,821	—	21,890	63,931
Total investments	$229,629	$—	$54,717	$174,912

The following table summarizes the changes in fair value of Level III portfolio investments for both the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2019:

	Total	First Lien	Second Lien
Fair value, May 22, 2019 and June 30, 2019	$—	$—	$—
Total gains or losses included in earnings:
Net change in unrealized depreciation	(9)	(9)	—
Purchases, including capitalized PIK and revolver fundings	174,966	111,035	63,931
Proceeds from sales and paydowns of investments	(45)	(45)	—
Fair Value, September 30, 2019	$174,912	$110,981	$63,931
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(9)	$(9)	$—

There were no transfers in or out of Level I, II, or III during the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

The Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company’s performance and associated financial risks. The following outlines additional details on the approaches considered:

Company Performance, Financial Review, and Analysis:  Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company’s current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.

For debt investments, the Company may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of the Company’s debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, the Company may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value. After enterprise value coverage is demonstrated for the Company’s debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.

Market Based Approach:  The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2019 the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2019 the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company’s Level III investments as of September 30, 2019 were as follows:

				Range
Type	Fair Value as of September 30, 2019	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$66,108	Market & income approach	EBITDA multiple	11.0	x	35.0	x	21.7	x
			Revenue multiple	3.5	x	11.0	x	7.8	x
			Discount rate	7.6%		9.5%		8.5%
	10,901	Market quote	Broker quote	N/A		N/A		N/A
	33,972	Other	N/A(1)	N/A		N/A		N/A
Second lien	22,331	Market & income approach	EBITDA multiple	12.0	x	14.0	x	13.0	x
			Discount rate	10.0%		10.0%		10.0%
	41,600	Other	N/A(1)	N/A		N/A		N/A
	$174,912

(1)                                 Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The fair value of the credit facilities, which are categorized as Level 3 within the fair value hierarchy as of September 30, 2019, approximates their carrying value. Additionally, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company’s portfolio companies conduct their operations, as well as general economic and political conditions, may have a significant negative impact on the operations and profitability of the Company’s investments and/or on the fair value of the Company’s investments. The Company’s investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

Note 5. Agreements and Related Parties

The Company entered into an investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser will manage the day-to-day operations of, and provide investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.

Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement, July 15, 2019, through June 30, 2020, the base management fee will be reduced by 50% (0.575% through June 30, 2020). The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap, as defined below.

The Investment Adviser has entered into agreements with placement agents that provide for ongoing payments from the Investment Adviser based upon the amount of a unitholder’s Capital Commitment or capital contributions. Neither the Company nor any unitholders will bear any of the fees paid to placement agents of the Company as any such fees paid by the Company will offset the management fees.

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s capital gains, each as described below.

Incentive Fee on Pre-Incentive Fee Net Investment Income

The portion based on the Company’s income (the ‘‘Income Incentive Fee’’) is based on pre-incentive fee net investment income.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our members’ capital at the end of the immediate preceding quarter, is compared to a ‘‘hurdle rate’’ of return of 1.75% per quarter (7.0% annualized).

The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•                  no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.75%;

•                  100% of the dollar amount of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 2.059% (8.235% annualized). The Company refers to this portion of the Company’s pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.059%) as the ‘‘catch-up.’’ The ‘‘catch-up’’ is meant to provide the Investment Adviser with approximately 15.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.059% in any calendar quarter; and

•                  15.0% of the dollar amount of the Company’s pre-incentive fee net investment income, if any, that exceeds a rate of return of 2.059% (8.235% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15.0% of all pre-incentive fee net investment income thereafter is allocated to the Investment Adviser. ‘‘Pre-Incentive Fee Net Investment Income’’ means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from Portfolio Companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

Incentive Fee on Capital Gains

The second component of the incentive fee is the capital gains incentive fee. The Company will pay the Investment Adviser an incentive fee with respect to our cumulative realized capital gains computed net of all realized capital losses and unrealized capital depreciation since inception (‘‘Cumulative Net Realized Gains’’) based on the waterfall below:

a.              First, no incentive fee is payable to the Investment Adviser on Cumulative Net Realized Gains until total return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders is equal to total capital contributions;

b.              Second, no incentive is payable to the Investment Adviser on Cumulative Net Realized Gains until the Company has paid cumulative distributions equal to an annualized, cumulative internal rate of return of 7.0% on the total contributed capital to the Company calculated from the date that each such amount was due to be contributed to the Company until the date each such distribution is paid;

c.               Third, upon a distribution that results in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 15.0% of the sum of (i) the cumulative distributions to unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and

d.              Thereafter, an incentive fee on capital gains equal to 15.0% of additional undistributed Cumulative Net Realized Gains.

Upon termination of the Company, the Investment Adviser will be required to return incentive fees to the Company to the extent that: (i) the Investment Adviser has received cumulative incentive fees in excess of 15.0% of the sum of (A) the Company’s cumulative distributions other than return of capital contributions and (B) the incentive fees paid to the Investment Adviser; or (ii) the unitholders have not received a 7.0% cumulative internal rate of return; provided that in no event will such restoration be more than the incentive fees received by the Investment Adviser.

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.

Expense Limitation

Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the “Specified Expenses Cap”) each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of Members’ Capital. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. “Specified Expenses” of the Company means all Company Expenses (as defined in the LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the limited liability company agreement, (the  “LLC Agreement”)) (which are subject to the Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.

If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the “Reimbursement Amount”) on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the “Expense Limitation and Reimbursement Agreement”) during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.

The following table summarizes the management fees incurred by the Company for the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019.

	Three Months Ended	For the period from May 22, 2019 (inception) to
	September 30, 2019	September 30, 2019
Management fee	$362	$362
Less: management fee waiver	(252)	(252)
Total management fee	110	110

As of September 30, 2019, no incentive fee was owed under the Investment Management Agreement by the Company, as pre-incentive fee net investment income, expressed as a rate of return on the value of our members’ capital at the end of the immediately preceding quarter did not exceed the ‘‘hurdle rate’’ of return of 1.75% per quarter. As of September 30, 2019, no capital gains incentive fee was owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.

The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company’s consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the “SEC”), generally monitors the payment of the Company’s expenses and oversees the performance of administrative and professional services rendered by others. The Company will reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company’s chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, approximately $346 and $346, respectively, of indirect administrative expenses were included in administrative expenses none of which were waived by the Administrator. As of September 30, 2019, approximately $346 of indirect administrative expenses was included in payable to affiliates.

The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the “New Mountain” name. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the “New Mountain” name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the “New Mountain” name.

The Company has adopted a formal code of ethics that governs the conduct of its officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser’s allocation procedures. On December 18, 2017, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on June 5, 2017,  which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s unitholders and is consistent with its then-current investment objective and strategies.

Note 6. Borrowings

BMO Subscription Line—On July 30, 2019, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. (“BMO”) (as amended, from time to time, the “BMO Subscription Line”), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments of the Company. All outstanding borrowings under the BMO Subscription Line are due on BMO’s demand within 15 business days or on the date 6 months after each advance. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company’s unitholders. All fees associated with the origination of the BMO Subscription Line are capitalized on the Consolidated Statement of Assets, Liabilities and Members’ Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. As of the most recent amendment, the BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate (“LIBOR”) for each day plus 2.50% per annum.

For both the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, interest expense and amortization of financing costs incurred on the BMO Subscription Line were $314 and $10, respectively.

As of September 30, 2019, the outstanding balance on the BMO Subscription Line was $118,415 and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such date.

Wells Credit Facility—On August 30, 2019, the Company’s wholly-owned subsidiary, GIII SPV, entered into a Loan and Security Agreement (the ‘‘Wells Credit Facility’’) as the Borrower, the Company as Collateral Manager and Equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the Administrative Agent and the Collateral Custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on August 30, 2024 and has an initial maximum facility amount of $150,000 which may increase in size, under certain circumstances, up to a total of $300,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on the Company’s Consolidated Statement of Assets, Liabilities and Members’ Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.

The Wells Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

For both the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility were $12, $64 and $28, respectively.

As of September 30, 2019, the outstanding balance on the Wells Credit Facility was $39,600 and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such date.

Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Company’s lenders will have fixed dollar claims on certain assets that are superior to the claims of the Company’s common unitholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company’s fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company’s members’ capital. Similarly, leverage may cause a sharper decline in the Company’s income than if the Company had not borrowed. Such a decline could negatively affect the Company’s ability to make distributions to its unitholders. Leverage is generally considered a speculative investment technique. The Company’s ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.

Note 7. Regulation

The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its first tax return for the year ending December 31, 2019, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).

Additionally, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all eligible portfolio companies managerial assistance.

Note 8. Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2019, the Company had unfunded commitments on revolving credit facilities of $3,192, no outstanding bridge financing commitments and other future funding commitments of $12,192. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company’s Consolidated Schedule of Investments.

The Company also has revolving borrowings available under the Wells Credit Facility as of September 30, 2019. See Note 6. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of September 30, 2019, the Company had commitment letters to purchase investments in the aggregate par amount of $22,500 which could require funding in the future.

Note 9. Members’ Capital

On July 5, 2019, the Company issued 100 Units to the Investment Adviser for proceeds of $1. On July 19, 2019, the Company delivered a drawdown notice to its investors relating to the issuance of 4,933,964 Units for an aggregate purchase price of $49,340. The Units were issued to investors on August 2, 2019. On August 21, 2019, the Company delivered a drawdown notice to its investors relating to the issuance of 4,933,964 Units for an aggregate purchase price of $49,340. The Units were issued to investors on September 5, 2019.

On September 30, 2019, the Investment Adviser’s 100 Units were canceled and the proceeds of the purchase, $1, were returned.

As of September 30, 2019, no distributions had been declared or paid by the Company.

Note 10. Earnings Per Unit

The following information sets forth the computation of basic net increase in the Company’s members’ capital per unit resulting from operations for the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019:

	Three Months Ended	For the period from May 22, 2019 (inception) to
	September 30, 2019	September 30, 2019
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$1,564	$914
Denominator for basic & diluted weighted average unit:	4,612,278	3,214,618
Basic & diluted earnings per unit:	$0.34	$0.28

Note 11. Financial Highlights

The following information sets forth the Company’s financial highlights from May 22, 2019 (inception) to September 30, 2019.

For the period from May 22, 2019 (inception) to
September 30, 2019
Per unit data(1):
Members’ capital, May 22, 2019	$—
Net investment income	0.22
Net realized and unrealized gains (losses)(2)	(0.12)
Total net increase	0.10
Issuance of Units	10.00
Placement fees	(0.01)
Members’ capital, September 30, 2019	$10.09
Total return based on members’ capital(3)	0.88%
Units outstanding at end of period	9,867,928
Average weighted units outstanding for the period	3,214,618
Average members’ capital for the period	$32,153
Ratio to average members’ capital:
Net investment income(4)	11.35%
Total expenses, before waivers/reimbursements(4)	14.29%
Total expenses, net of waivers/reimbursements(4)	12.12%
Asset coverage ratio	163.00%
Portfolio turnover	0.05%

Capital Commitments	$246,698
Funded Capital Commitments	$98,679
% of Capital Commitments Funded	40.00%

(1)                                 Per unit data is based on weighted average units outstanding for the respective period (except for issuance of Units, which is based on actual rate per unit).

(2)                                 The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns.

(3)                                 Total return is calculated assuming an initial purchase price of $10.00 per unit and a sale at “members’ capital per Unit” on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the members’ capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.

(4)                                 Annualized, except organizational and offering costs.

Note 12. Recent Accounting Standards Updates

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 as of September 30, 2019.

Note 13. Subsequent Events

On October 8, 2019, the SEC issued an exemptive order (the “New Order”) permitting the Company and certain of the Company’s affiliates to co-invest together in portfolio companies subject to certain conditions included therein. The New Order supersedes the Company’s existing co-investment exemptive order, which was granted by the SEC on December 18, 2017, and expands on the Company’s ability to co-invest with certain affiliates.

Deloitte & Touche LLP

30 Rockefeller Plaza
New York, NY 10112
USA
Tel: 212 492 4000
Fax: 212 489 1687

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the board of directors of New Mountain Guardian III BDC, L.L.C.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiary (the “Company”), including the consolidated schedule of investments as of September 30, 2019, and the related consolidated statements of operations and changes in members’ capital for the three-month period ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, and cash flows for the period from May 22, 2019 (inception) to September 30, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

November 13, 2019

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in management’s discussion and analysis of financial condition and results of operations relates to New Mountain Guardian III BDC, L.L.C., including its wholly-owned direct subsidiary (collectively, “we”, “us”, “our”, “GIII” or the “Company”).

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•                  statements concerning the impact of a protracted decline in the liquidity of credit markets;

•                  the general economy, including interest and inflation rates, and its impact on the industries in which we invest;

•                  our future operating results, our business prospects and the adequacy of our cash resources and working capital;

•                  the ability of our portfolio companies to achieve their objectives;

•                  our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•                  the ability of New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) or its affiliates to attract and retain highly talented professionals;

•                  actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, “New Mountain Capital”) whose ultimate owners include Steven B. Klinsky and related and other vehicles; and

•                  the risk factors set forth in Item 1A.—Risk Factors contained in our registration statement on Form 10 filed with the SEC and in this quarterly report on Form 10-Q.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our registration statement on Form 10 filed with the SEC and in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We are a Delaware limited liability company formed on May 22, 2019. We are a non-diversified management investment company that has elected to be regulated as a business development company (‘‘BDC’’) under the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). We intend to elect to be treated for United States (‘‘U.S.’’) federal income tax purposes as a regulated investment company (‘‘RIC’’) under Subchapter M of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’).

The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital Group, L.P. whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to our’s. New Mountain Finance Administration, L.L.C. (the ‘‘Administrator’’), a wholly-owned subsidiary of New Mountain Capital, intends to provide the administrative services necessary to conduct our day-to-day operations.

We conducted a private offering (the “Private Offering”) of units of our limited liability company interests (the “Units”) to investors in reliance on exemptions from the registration requirements of the Securities Act. Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a “Capital Commitment”) to purchase Units pursuant to a subscription agreement entered into with us (a “Subscription Agreement”). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser’s sole discretion, during the 18-month period (the “Closing Period”) following the initial closing of Capital Commitments, which occurred on July 15, 2019. We may accept and draw down Capital Commitments from investors throughout the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the “Initial Drawdown,” and the date on which the Initial Drawdown occured). The “Investment Period” began on July 15, 2019 and will continue until the four-year anniversary of such date. Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.

We established New Mountain Guardian III SPV, L.L.C. (“GIII SPV”) as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV’s credit facility.

Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are ‘‘defensive growth’’ companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We  predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (‘‘EBITDA’’) between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2019, our top five industry concentrations were software, healthcare services, business services, education and healthcare information technology.

As of September 30, 2019, our members’ capital was approximately $99.5 million and our portfolio had a fair value of approximately $229.6 million in 20 portfolio companies.

Recent Developments

On October 8, 2019, the SEC issued an exemptive order (the “New Order”) permitting us and certain of our affiliates to co-invest together in portfolio companies subject to certain conditions included therein. The New Order supersedes our existing co-investment exemptive order, which was granted by the SEC on December 18, 2017, and expands on our ability to co-invest with certain affiliates.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Basis of Accounting

We consolidate our wholly-owned direct subsidiary GIII SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, (“ASC 946”).

Valuation and Leveling of Portfolio Investments

For the period from May 22, 2019 (inception) to September 30, 2019, consistent with GAAP and the 1940 Act, we conduct a valuation of assets, which impacts our members’ capital.

We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:

(1)                                 Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

(2)                                 Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a.                                      Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.                                      For investments other than bonds, we look at the number of quotes readily available and perform the following procedures:

i.                                          Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

ii.                                       Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

(3)                                 Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a.                                      Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

b.                                      Preliminary valuation conclusions will then be documented and discussed with our senior management;

c.                                       If an investment falls into (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and

d.                                      When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.

GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:

Level I—Quoted prices (unadjusted) are available in active markets for identical investments and we have the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we, to the extent that we hold such investments, do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:

•                  Quoted prices for similar assets or liabilities in active markets;

•                  Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

•                  Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

•                  Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.

The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.

The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2019:

(in thousands)	Total	Level I	Level II	Level III
First lien	$143,808	$—	$32,827	$110,981
Second lien	85,821	—	21,890	63,931
Total investments	$229,629	$—	$54,717	$174,912

We generally use the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. We typically determine the fair value of our performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company’s performance and associated financial risks. The following outlines additional details on the approaches considered:

Company Performance, Financial Review, and Analysis:  Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post investment, we analyze each portfolio company’s current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting our revenue and earnings before interest, taxes, depreciation, and amortization EBITDA growth, margin trends, liquidity position, covenant compliance and changes to our capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.

For debt investments, we may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of our debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, we may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value. After enterprise value coverage is demonstrated for our debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.

Market Based Approach:  We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2019, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.

Income Based Approach:  We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2019, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2019 were as follows:

				Range
(in thousands) Type	Fair value as of September 30, 2019	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$66,108	Market & income approach	EBITDA multiple	11.0	x	35.0	x	21.7	x
			Revenue multiple	3.5	x	11.0	x	7.8	x
			Discount rate	7.6%		9.5%		8.5%
	10,901	Market quote	Broker quote	N/A		N/A		N/A
	33,972	Other	N/A(1)	N/A		N/A		N/A
Second lien	22,331	Market & income approach	EBITDA multiple	12.0	x	14.0	x	13.0	x
			Discount rate	10.0%		10.0%		10.0%
	41,600	Other	N/A(1)	N/A		N/A		N/A
	$174,912

(1)                                 Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Revenue recognition

Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible.  The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer.  For both the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, the Company recognized PIK interest from investments of $0.1 million.

Non-accrual income:  Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.

Monitoring of Portfolio Investments

We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy.

We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four-level numeric rating scale as follows:

•                  Investment Rating 1—Investment is performing materially above expectations;

•                  Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;

•                  Investment Rating 3—Investment is performing materially below expectations, where the risk of loss has materially increased since the original investment; and

•                  Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2019:

(in millions)	As of September 30, 2019
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$5.5	2.4%	$5.5	2.4%
Investment Rating 2	223.9	97.6%	224.1	97.6%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$229.4	100.0%	$229.6	100.0%

As of September 30, 2019, all investments in our portfolio had an Investment Rating of 1 or 2.

Portfolio and Investment Activity

The fair value of our investments was approximately $229.6 million in 20 portfolio companies at September 30, 2019.

The following table shows our portfolio and investment activity for the period from May 22, 2019 (inception) to September 30, 2019:

For the period from May 22, 2019 (inception) to
(in millions)	September 30, 2019
New investments in 20 portfolio companies	$229.4
Debt repayments in existing portfolio companies	(0.1)
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 6 portfolio companies	0.3
Change in unrealized depreciation on 9 portfolio companies	(0.1)

Recent Accounting Standards Updates

See Item 1.—Financial Statements—Note 12. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended to September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019

Revenue

	Three Months Ended	For the period from May 22, 2019 (inception) to
(in thousands)	September 30, 2019	September 30, 2019
Interest income	$1,323	$1,323
Other income	1,407	1,407
Total investment income	$2,730	$2,730

Investment income for the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019 is driven by our deployment of capital and increasing invested balance.

Operating Expenses

	Three Months Ended	For the period from May 22, 2019 (inception) to
(in thousands)	September 30, 2019	September 30, 2019
Management fee	$362	$362
Less: management fee waiver	(252)	(252)
Total management fee	110	110
Interest and other financing expenses	431	431
Professional fees	102	102
Administrative expenses	394	394
Organizational and offering expenses	292	942
Other general and administrative expenses	32	32
Net expenses	$1,361	$2,011

Management fees before waivers for the both the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019 were $0.4 million. Per the Investment Management Agreement, the management fee will be reduced by 50% until June 30, 2020. The base management fee was also reduced by a voluntary fee waiver made by the Investment Adviser. This resulted in net management fees of $0.1 million.

We have incurred expenses related to our formation, organization and continuous offering of our common units. For the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019, we incurred organizational costs of $0.3 million and $0.9 million, respectively. We anticipate formation costs to decrease in relation to our income as we move further away from the date of inception. For both the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019, we incurred offering costs of less than $0.1 million.

Interest and credit facility expenses for both the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019 were $0.4 million, due to our entry into the BMO Subscription Line and Wells Credit Facility.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended	For the period from May 22, 2019 (inception) to
(in thousands)	September 30, 2019	September 30, 2019
Net realized gains (losses) on investments	$—	$—
Net change in unrealized appreciation of investments	195	195
Net realized and unrealized gains	$195	$195

We had net unrealized gains of approximately $0.2 million for the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019 which was primarily driven by the overall increase in market prices of our investments during the period.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.

On July 15, 2019, we entered into Subscription Agreements with several investors providing for the private placement of the our Units. On July 19, 2019, we delivered a drawdown notice to our investors relating to the issuance of 4,933,964 Units for an aggregate purchase price of $49.3 million. The Units were issued to investors on August 2, 2019. On August 21, 2019, we delivered a drawdown notice to our investors relating to the issuance of 4,933,964 Units for an aggregate purchase price of $49.3 million. The Units were issued to investors on September 5, 2019.

We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the “SBCA”) upon organization, the Investment Adviser, as the initial Unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2019, our asset coverage ratio was 163.0%.

At September 30, 2019, we had cash and cash equivalents of approximately $84.6 million. Our cash used in operating activities for the period from May 22, 2019 (inception) to September 30, 2019 was approximately $171.2 million. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments.

Borrowings

BMO Subscription Line—On July 30, 2019, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. (“BMO”) (as amended, from time to time, the “BMO Subscription Line”), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250.0 million or 80.0% of the remaining unfunded Capital Commitments. All outstanding borrowings under the BMO Subscription Line are due on BMO’s demand within 15 business days or on the date 6 months after each advance. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination of the BMO Subscription Line are capitalized on the Consolidated Statement of Assets, Liabilities and Members’ Capital and charged against income as other financing costs over the life of the BMO Subscription Line. As of the most recent amendment, the BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate (“LIBOR”) for each day plus 2.50% per annum.

For both the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, interest expense was $0.3 million and amortization of financing costs incurred on the BMO Subscription Line was less than $0.1 million, respectively.

As of September 30, 2019, the outstanding balance on the BMO Subscription Line was $118.4 million and we were in compliance with the applicable covenants in the BMO Subscription Line on such date.

Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into a Loan and Security Agreement (the ‘‘Wells Credit Facility’’) as the Borrower, us as Collateral Manager and Equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the Administrative Agent and the Collateral Custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on August 30, 2024 and has an initial maximum facility amount of $150.0 million which may increase in size, under certain circumstances, up to a total of $300.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis.  All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statement of Assets, Liabilities and Members’ Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.

The Wells Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

For both the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, non-usage fees were $0.1 million and both interest expense and amortization of financing costs incurred on the Wells Credit Facility were less than $0.1 million, respectively.

As of September 30, 2019, the outstanding balance on the Wells Credit Facility was $39.6 million and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such date.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2019 we had outstanding commitments to third parties to fund investments totaling $15.4 million under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2019, we had commitment letters to purchase investments in an aggregate par amount of $22.5 million. As of September 30, 2019, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2019 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line(1)	$118.4	$118.4	$—	$—	$—
Wells Credit Facility(2)	39.6	—	—	39.6	—
Total Contractual Obligations	$158.0	$118.4	$—	$39.6	$—

(1)                                 Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($118.4 million as of September 30, 2019) are due on BMO’s demand within 15 business days or on the date 6 months after each advance. The BMO Subscription Line will terminate when all Capital Commitments have been funded.

(2)                                 Under the terms of the $150.0 million Wells Credit Facility, all outstanding borrowings under that facility ($39.6 million as of September 30, 2019) must be repaid on or before August 30, 2024. As of September 30, 2019, there was approximately $110.4 million of possible capacity remaining under the Wells Credit Facility.

We have entered into the investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.

We have also entered into an administration agreement, as amended and restated (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends

There were no distributions declared or paid to unitholders for the period from May 22, 2019 (inception) to September 30, 2019.

We intend to pay quarterly distributions to our unitholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•                  We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

•                  We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended September 30, 2019 and the period from May 22, 2019 (inception) to September 30, 2019, approximately $0.3 million and $0.3 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2019, $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets and Liabilities.

•                  We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name “New Mountain”.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware Limited Liability Company Act.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On December 18, 2017, the SEC issued an exemptive order (the “Exemptive Order”), which superseded a prior order issued on June 5, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain financial market risks, such as interest rate fluctuations. As of September 30, 2019, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2019. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2019. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2019, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2019. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2019, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(0.35)%
Base Interest Rate	—%
+100 Basis Points	1.40%
+200 Basis Points	2.81%
+300 Basis Points	4.21%

Item 4.         Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

The terms “we”, “us”, “our” and the “Company” refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.

Item 1.         Legal Proceedings

We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our registration statement on Form 10, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled “Fund-Level Borrowings”. The risks described in our registration statement on Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the period from May 22, 2019 (inception) to September 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our registration statement on Form 10.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or the ‘‘BBA,’’ in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established, which may have an adverse effect on our results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate any LIBOR based revolving credit facilities to replace LIBOR with the new standard that is established in its place. If we are unable to do so, amounts drawn under the revolving credit facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended September 30, 2019.

Unit Issue Date	Units Issued	Proceeds Received
		(in millions)
July 5, 2019	100	$0.0
August 2, 2019	4,933,964	49.3
September 5, 2019	4,933,964	49.3
	9,868,028	$98.6

On September 30, 2019, the Investment Adviser’s 100 Units were canceled and the proceeds of the purchase, $1 thousand, were returned.

The primary use of existing funds and any funds raised in the future is and is expected to continue to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.

Each of the above issuances and sales of the common Units were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Units sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common Units purchased by it for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a)                     Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Limited Liability Company Agreement dated as of July 15, 2019(2)

3.2	Certificate of Formation

4.1	Form of Subscription Agreement(1)

10.1	Investment Advisory and Management Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)

10.2	Administration Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Administration, L.L.C., dated July 15, 2019(2)

10.3	Trademark Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Capital, L.L.C., dated June 18, 2019(2)

10.4	Custody Agreement between New Mountain Guardian III BDC, L.L.C. and U.S. Bank National Association, dated July 3, 2019(2)

10.5	Expense Limitation and Reimbursement Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)

10.6	Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A., dated July 30, 2019(2)

10.7	Form of Custodian Agreement between New Mountain Guardian III BDC, L.L.C. and State Street Bank and Trust Company(2)

10.8	Transfer Agency and Registrar Services Agreement by and between New Mountain Guardian III BDC, L.L.C. and American Stock Transfer & Trust Company, LLC, dated August 1, 2019(2)

10.9

Loan and Security Agreement between New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III SPV, L.L.C., as the borrower, each of the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral custodian, dated August 30, 2019(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)                                 Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.

(2)                                 Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s registration statement on Form 10 Pre-Effective Amendment No. 1 (File No. 000-56072) filed on September 13, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2019.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)