Form 10-Q
period 2020-03-31
New Mountain Guardian III BDC, L.L.C.
filed 2020-05-14
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 14, 2020 was 19,715,892. As of March 31, 2020, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Non-controlled/non-affiliated investments at fair value (cost of $356,509 and $283,874, respectively)	$342,637	$284,408
Cash and cash equivalents	21,666	69,411
Interest receivable	1,477	1,564
Other assets	158	195
Total assets	$365,938	$355,578
Liabilities
Borrowings
BMO Subscription Line	$157,727	$151,727
Wells Credit Facility	58,100	39,600
Deferred financing costs (net of accumulated amortization of $260 and $142, respectively)	(1,920)	(2,038)
Net borrowings	213,907	189,289
Payable for unsettled securities purchased	27,454	32,518
Distribution payable	3,161	4,442
Incentive fee payable	1,131	477
Management fee payable	716	301
Interest payable	668	1,091
Payable to affiliate	588	300
Other liabilities	1,313	1,298
Total liabilities	248,938	229,716
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 13,143,928 and 12,643,928 units issued and outstanding, respectively	131,439	126,347
Accumulated overdistributed earnings	(14,439)	(485)
Total members' capital	$117,000	$125,862
Total liabilities and members' capital	$365,938	$355,578
Members' capital per unit	$8.90	$9.95

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statement of Operations
(in thousands, except units and per unit data)
(unaudited)

Three Months Ended
March 31, 2020
Investment income
Interest income	$6,749
Fee income	717
Total investment income	7,466
Expenses
Interest and other financing expenses	2,186
Management fee	831
Incentive fee	654
Administrative expenses	238
Professional fees	164
Organizational and offering expenses	53
Other general and administrative expenses	51
Total expenses	4,177
Less: management fees waived (See Note 5)	(416)
Net expenses	3,761
Net investment income	3,705
Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	—
Net change in unrealized depreciation of investments	(14,406)
Net decrease in members' capital resulting from operations	$(10,701)
Earnings per unit (basic & diluted)	$(0.84)
Weighted average common units outstanding - basic & diluted (See Note 10)	12,671,401

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statement of Changes in Members' Capital
(in thousands, except units)
(unaudited)

Three Months Ended
March 31, 2020
Increase (decrease) in members' capital resulting from operations:
Net investment income	$3,705
Net realized gains (losses) on investments	—
Net change in unrealized depreciation of investments	(14,406)
Net decrease in members' capital resulting from operations	(10,701)
Capital transactions
Contributions	5,000
Distributions declared to unitholders from net investment income	(3,161)
Total net increase in members' capital resulting from capital transactions	1,839
Net decrease in members' capital	(8,862)
Members' capital at the beginning of the period	125,862
Members' capital at the end of the period	$117,000

Capital unit activity
Units issued	500,000

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

Three Months Ended
March 31, 2020
Cash flows from operating activities
Net decrease in members' capital resulting from operations	$(10,701)
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation of investments	14,406
Amortization of purchase discount	(316)
Amortization of deferred financing costs	118
Amortization of deferred offering costs	46
Non-cash investment income	(110)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(86,338)
Cash paid for purchase of drawn portion of revolving credit facilities	(59)
Cash paid on drawn revolvers	(4,632)
Proceeds from sales and paydowns of investments	18,785
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	35
Interest receivable	87
Other assets	(9)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(5,064)
Interest payable	(423)
Incentive fee payable	654
Management fee payable	415
Payable to affiliates	288
Other liabilities	15
Net cash flows used in operating activities	(72,803)
Cash flows from financing activities
Distributions	(4,442)
Net proceeds from issuance of common units	5,000
Proceeds from BMO Subscription Line	52,000
Repayment of BMO Subscription Line	(46,000)
Proceeds from Wells Credit Facility	18,500
Net cash flows provided by financing activities	25,058
Net decrease in cash and cash equivalents	(47,745)
Cash and cash equivalents at the beginning of the period	69,411
Cash and cash equivalents at the end of the period	$21,666
Supplemental disclosure of cash flow information
Cash interest paid	2,124
Non-cash financing activities:
Distributions declared and payable	3,161
Accrual for deferred credit facility costs	983

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Schedule of Investments
March 31, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(3)	8.99% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$11,183	9.56%
Total Funded Debt Investments - Canada					$12,000	$12,000	$11,183	9.56%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.61% (L + 5.00%/Q)	7/30/2019	7/31/2026	$21,267	$21,166	$18,928	16.18%
Total Funded Debt Investments - United Arab Emirates					$21,267	$21,166	$18,928	16.18%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(3)	10.13% (L + 8.25%/Q)	10/8/2019	10/8/2027	$22,500	$22,338	$20,882	17.85%
Total Funded Debt Investments - United Kingdom					$22,500	$22,338	$20,882	17.85%
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.83% (L + 5.75%/S)	2/6/2020	5/24/2024	$23,230	$23,088	$22,821
	First lien (3)(4) - Drawn	6.83% (L + 5.75%/S)	2/6/2020	5/24/2024	1,271	1,264	1,249
					24,501	24,352	24,070	20.57%
Bluefin Holding, LLC
Software	Second lien (2)(3)	8.75% (L + 7.75%/Q)	9/6/2019	9/6/2027	22,000	22,000	20,953	17.91%
Bullhorn, Inc.
Software	First lien (2)(3)	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	19,382	19,246	18,998
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/M)	9/24/2019	10/1/2025	964	957	944
	First lien (3)	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	320	318	314
	First lien (3)(4) - Drawn	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	241	240	236
					20,907	20,761	20,492	17.51%
MED Parentco, LP
Healthcare Services	Second lien (2)(3)	9.24% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,843	20,396	17.44%
KAMC Holdings, Inc
Business Services	Second lien (2)(3)	9.70% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,340	20,293	17.34%
Astra Acquisition Corp.
Software	First lien (2)(3)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	19,295	19,151	19,151	16.37%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)	8.19% (L + 5.50% + 1.00% PIK/Q)*	8/7/2019	7/16/2026	17,726	17,645	17,489
	First lien (3)(4) - Drawn	6.70% (L + 5.50%/Q)	8/7/2019	7/16/2024	978	974	965
					18,704	18,619	18,454	15.77%
Instructure, Inc.**
Software	First lien	8.21% (L + 7.00%/Q)	3/24/2020	3/24/2026	15,777	15,679	15,679	13.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
MRI Software LLC
Software	First lien (2)(3)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	$14,100	$14,030	$14,029
	First lien (3)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	653	650	650
	First lien (3)(4) - Drawn	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	585	582	582
					15,338	15,262	15,261	13.04%
CoolSys, Inc.
Industrial Services	First lien (2)(3)	7.00% (L + 6.00%/M)	11/20/2019	11/20/2026	14,491	14,421	14,161	12.10%
PaySimple, Inc.
Software	First lien (2)(3)	6.46% (L + 5.50%/M)	8/19/2019	8/23/2025	11,067	10,965	10,802
	First lien (3)(4) - Drawn	6.56% (L + 5.50%/M)	8/19/2019	8/23/2025	2,444	2,396	2,385
					13,511	13,361	13,187	11.27%
Recorded Future, Inc.
Software	First lien (3)	7.25% (L + 6.25%/M)	8/26/2019	7/3/2025	10,417	10,369	10,365
	First lien (3)(4) - Drawn	7.25% (L + 6.25%/M)	8/26/2019	7/3/2025	833	830	829
					11,250	11,199	11,194	9.57%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)	7.74% (L + 6.00%/M)	3/13/2020	2/6/2026	8,289	8,247	8,247
	First lien (4) - Drawn	7.74% (L + 6.00%/M)	3/13/2020	2/6/2025	59	59	59
					8,348	8,306	8,306	7.10%
Integral Ad Science, Inc.
Software	First lien (3)	8.25% (L + 6.00% + 1.25% PIK/M)*	8/27/2019	7/19/2024	7,572	7,505	7,436	6.36%
Sphera Solutions, Inc.
Software	First lien (2)(3)	8.50% (L + 7.00%/Q)	9/10/2019	6/14/2022	7,448	7,387	7,373	6.30%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)(3)	6.45% (L + 5.00%/Q)	7/30/2019	7/31/2026	7,481	7,446	7,271	6.21%
OEConnection LLC
Business Services	Second lien (2)(3)	9.32% (L + 8.25%/S)	9/25/2019	9/25/2027	7,677	7,603	7,122	6.09%
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/M)	8/15/2019	9/18/2023	7,293	7,269	7,095	6.06%
Salient CRGT Inc.
Federal Services	First lien (2)(3)	7.57% (L + 6.50%/S)	11/14/2019	2/28/2022	7,327	6,953	6,979	5.96%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	7.34% (L + 5.75%/S)	8/6/2019	7/1/2024	7,470	7,437	6,597	5.64%
Wrike, Inc.
Software	First lien (3)	7.83% (L + 6.75%/S)	12/13/2019	12/31/2024	5,455	5,403	5,449	4.66%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	4.58% (L + 3.50%/S)	9/27/2019	8/28/2024	7,462	6,259	4,738	4.05%
JAMF Holdings, Inc.
Software	First lien (2)(3)	8.70% (L + 7.00%/Q)	8/27/2019	11/11/2022	3,253	3,233	3,253	2.78%
Kaseya, Inc.
Software	First lien (3)	8.91% (L + 4.00% + 3.00% PIK/S)*	3/4/2020	5/2/2025	2,910	2,881	2,870	2.45%
iCIMS, Inc.
Software	First lien (3)	7.50% (L + 6.50%/M)	8/27/2019	9/12/2024	2,290	2,269	2,290	1.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(3)	8.13% (L + 6.25%/Q)	8/27/2019	9/5/2024	$2,134	$2,115	$2,066	1.77%
Total Funded Debt Investments - United States					$304,394	$301,054	$292,136	249.68%
Total Funded Debt Investments					$360,161	$356,558	$343,129	293.27%
Total Funded Investments						$356,558	$343,129	293.27%
Unfunded Debt Investments - United States
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4) - Undrawn	—	3/13/2020	2/6/2025	$533	$(3)	$(3)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/26/2019	1/3/2021	833	(4)	(4)
	First lien (3)(4) - Undrawn	—	8/26/2019	7/3/2025	417	(2)	(2)
					1,250	(6)	(6)	(0.01)%
Instructure, Inc. **
Software	First lien (4) - Undrawn	—	3/24/2020	3/24/2026	1,223	(8)	(8)	(0.01)%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	2,565	—	(13)
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	585	(3)	(3)
					3,150	(3)	(16)	(0.01)%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	2/6/2020	5/24/2024	954	(6)	(17)	(0.01)%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/24/2019	10/1/2021	1,044	(8)	(21)	(0.02)%
Kaseya, Inc.
Software	First lien (3)(4) - Undrawn	—	3/4/2020	3/4/2022	1,940	(5)	(26)	(0.02)%
PaySimple, Inc.
Software	First lien (3)(4) - Undrawn	—	8/19/2019	8/24/2020	1,174	—	(28)	(0.02)%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2021	3,913	—	(52)	(0.05)%
CoolSys, Inc.
Industrial Services	First lien (3)(4) - Undrawn	—	11/20/2019	11/19/2021	2,473	—	(56)	(0.05)%
CFS Management, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/6/2019	7/1/2024	2,214	(10)	(259)	(0.22)%
Total Unfunded Debt Investments - United States					$19,868	$(49)	$(492)	(0.42)%
Total Unfunded Debt Investments					$19,868	$(49)	$(492)	(0.42)%
Total Non-Controlled/Non-Affiliated Investments						$356,509	$342,637	292.85%
Total Investments						$356,509	$342,637	292.85%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2020
(in thousands)
(unaudited)

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

(5)
All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2020.

*	All or a portion of interest contains PIK interest.

**
Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2020, 18.22% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2020
(unaudited)

March 31, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	70.57%
Second lien	29.43%
Total investments	100.00%

March 31, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	57.36%
Business Services	11.26%
Healthcare Services	10.53%
Education	5.52%
Healthcare Information Technology	5.37%
Industrial Services	4.12%
Specialty Chemicals & Materials	2.42%
Federal Services	2.04%
Distribution & Logistics	1.38%
Total investments	100.00%

March 31, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Schedule of Investments
December 31, 2019
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)	9.80% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$12,000	9.53%
Total Funded Debt Investments - Canada					$12,000	$12,000	$12,000	9.53%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.91% (L + 5.00%/Q)	7/30/2019	7/31/2026	$21,320	$21,216	$21,373	16.98%
Total Funded Debt Investments - United Arab Emirates					$21,320	$21,216	$21,373	16.98%
Funded Debt Investments - United Kingdom
Aston FinCo S.a.r.l./Aston US Finco, LLC**
Software	Second lien (2)(3)	10.26% (L + 8.25%/Q)	10/8/2019	10/8/2027	$22,500	$22,341	$22,331	17.74%
Total Funded Debt Investments - United Kingdom					$22,500	$22,341	$22,331	17.74%
Funded Debt Investments - United States
KAMC Holdings, Inc.
Business Services	Second lien (2)(3)	9.91% (L + 8.00%/Q)	8/14/2019	8/13/2027	$22,500	$22,336	$22,331	17.74%
Bluefin Holding, LLC
Software	Second lien (2)(3)	9.64% (L + 7.75%/Q)	9/6/2019	9/6/2027	22,000	22,000	22,000	17.48%
MED Parentco, LP
Healthcare Services	Second lien (2)	10.05% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,839	21,890	17.39%
Bullhorn, Inc.
Software	First lien (2)(3)	7.44% (L + 5.50%/Q)	9/24/2019	10/1/2025	19,431	19,285	19,285
	First lien (3)(4) - Drawn	7.46% (L + 5.50%/Q)	9/24/2019	10/1/2025	321	319	319
					19,752	19,604	19,604	15.58%
Clarkson Eyecare, LLC
Healthcare Services	First lien (2)	8.05% (L + 6.25%/M)	8/21/2019	4/2/2021	11,026	10,937	11,026
	First lien (2)	8.05% (L + 6.25%/M)	9/11/2019	4/2/2021	7,351	7,291	7,351
					18,377	18,228	18,377	14.60%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)	8.40% (L + 5.50% + 1.00% PIK/Q)*	8/7/2019	7/16/2026	17,684	17,600	17,595	13.98%
CoolSys, Inc.
Industrial Services	First lien (2)	7.80% (L + 6.00%/M)	11/20/2019	11/20/2026	14,527	14,455	14,455	11.49%
PaySimple, Inc.
Software	First lien (2)	7.30% (L + 5.50%/M)	8/19/2019	8/25/2025	11,095	10,989	11,040
	First lien (4) - Drawn	7.31% (L + 5.50%/M)	8/19/2019	8/25/2025	1,050	1,029	1,045
					12,145	12,018	12,085	9.60%
Recorded Future, Inc.
Software	First lien (3)	8.55% (L + 6.75%/M)	8/26/2019	7/3/2025	10,417	10,367	10,364	8.24%
OEConnection LLC
Business Services	Second lien (2)(3)	10.04% (L + 8.25%/M)	9/25/2019	9/25/2027	7,677	7,600	7,600	6.04%
Integral Ad Science, Inc.
Software	First lien (3)	9.05% (L + 6.00% + 1.25% PIK/M)*	8/27/2019	7/19/2024	7,549	7,477	7,549	6.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
CFS Management, LLC
Healthcare Services	First lien (2)(3)	7.95% (L + 5.75%/S)	8/6/2019	7/1/2024	$7,489	$7,454	$7,452	5.92%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	6.91% (L + 5.00%/Q)	7/30/2019	7/31/2026	7,500	7,464	7,444	5.91%
Sphera Solutions, Inc.
Software	First lien (2)(3)	9.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	7,466	7,399	7,392	5.87%
Frontline Technologies Group Holdings, LLC
Education	First lien (2)(3)	7.55% (L + 5.75%/M)	8/15/2019	9/18/2023	7,311	7,285	7,311	5.81%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	5.30% (L + 3.50%/M)	9/27/2019	8/28/2024	7,481	6,221	6,134	4.87%
Salient CRGT Inc.
Federal Services	First lien (2)	8.29% (L + 6.50%/M)	11/14/2019	2/28/2022	6,380	6,000	6,077	4.83%
Wrike, Inc.
Software	First lien (3)	8.55% (L + 6.75%/M)	12/13/2019	12/31/2024	5,455	5,400	5,455	4.33%
JAMF Holdings, Inc.
Software	First lien (2)(3)	8.91% (L + 7.00%/Q)	8/27/2019	11/11/2022	3,253	3,231	3,253	2.59%
iCIMS, Inc.
Software	First lien (3)	8.29% (L + 6.50%/M)	8/27/2019	9/12/2024	2,290	2,268	2,290	1.82%
Alegeus Technologies Holdings Corp.
Healthcare Services	First lien (2)(3)	8.28% (L + 6.25%/Q)	8/27/2019	9/5/2024	2,134	2,113	2,134	1.70%
Total Funded Debt Investments - United States					$231,387	$228,359	$228,792	181.79%
Total Funded Debt Investments					$287,207	$283,916	$284,496	226.04%
Total Funded Investments						$283,916	$284,496	226.04%
Unfunded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/26/2019	1/3/2021	$833	$(4)	$(4)
	First lien (3)(4) - Undrawn	—	8/26/2019	7/3/2025	1,250	(6)	(6)
					2,083	(10)	(10)	(0.01)%
CFS Management, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/6/2019	7/1/2024	2,214	(10)	(11)	(0.01)%
CoolSys, Inc.
Industrial Services	First lien (4) - Undrawn	—	11/20/2019	11/19/2021	2,473	—	(12)	(0.01)%
PaySimple, Inc.
Software	First lien (4) - Undrawn	—	8/19/2019	8/24/2020	2,573	—	(13)	(0.01)%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/24/2019	10/1/2021	1,284	(10)	(10)
	First lien (3)(4) - Undrawn	—	9/24/2019	10/1/2025	964	(7)	(7)
					2,248	(17)	(17)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2019
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2021	$3,913	$—	$(20)
	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2024	978	(5)	(5)
					4,891	(5)	(25)	(0.02)%
Total Unfunded Debt Investments - United States					$16,482	$(42)	$(88)	(0.07)%
Total Unfunded Debt Investments					$16,482	$(42)	$(88)	(0.07)%
Total Non-Controlled/Non-Affiliated Investments						$283,874	$284,408	225.97%
Total Investments						$283,874	$284,408	225.97%

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

**
Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2019, 15.67% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2019

December 31, 2019
Investment Type	Percent of Total Investments at Fair Value
First lien	61.97%
Second lien	38.03%
Total investments	100.00%

December 31, 2019
Industry Type	Percent of Total Investments at Fair Value
Software	39.47%
Healthcare Services	20.14%
Business Services	14.74%
Education	10.09%
Healthcare Information Technology	6.18%
Industrial Services	5.08%
Distribution & Logistics	2.16%
Federal Services	2.14%
Total investments	100.00%

December 31, 2019
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C.
March 31, 2020
(in thousands, except unit data)
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. The Company may accept and draw down Capital Commitments from investors throughout the Closing Period. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and will continue until the four-year anniversary of such date (the "Investment Period"). The term of the Company is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2020, the Company's top five industry concentrations were software, business services, healthcare services, education and healthcare information technology.
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
The Company’s interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020.
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

i.
Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value.

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
Cash and cash equivalents—Cash and cash equivalents includes cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2020 and December 31, 2019.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in the portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2020, the Company recognized PIK interest from investments of $62.
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
Income taxes—The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its second tax return for the year ended December 31, 2019, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
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
Note 3. Investments
At March 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$248,385	$241,808
Second lien	108,124	100,829
Total investments	$356,509	$342,637
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$200,014	$196,513
Business Services	41,943	38,598
Healthcare Services	38,831	36,071
Education	21,166	18,928
Healthcare Information Technology	18,619	18,402
Industrial Services	14,421	14,105
Specialty Chemicals & Materials	8,303	8,303
Federal Services	6,953	6,979
Distribution & Logistics	6,259	4,738
Total investments	$356,509	$342,637
At December 31, 2019, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$175,758	$176,256
Second lien	108,116	108,152
Total investments	$283,874	$284,408
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$112,078	$112,283
Healthcare Services	57,088	57,286
Business Services	41,936	41,931
Education	28,501	28,684
Healthcare Information Technology	17,595	17,570
Industrial Services	14,455	14,443
Distribution & Logistics	6,221	6,134
Federal Services	6,000	6,077
Total investments	$283,874	$284,408

As of March 31, 2020, the Company had unfunded commitments on revolving credit facilities of $3,712 and no unfunded commitments on bridge facilities. As of March 31, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $16,156. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2020.
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
The Company's financial condition and portfolio companies may be negatively impacted by the recent outbreak of the novel strain of coronavirus ("COVID-19"). On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent which the COVID-19 crisis will impact our financial condition and portfolio companies will depend on future developments affecting not only us, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of spread of the disease.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2020:

	Total	Level I	Level II	Level III
First lien	$241,808	$—	$23,666	$218,142
Second lien	100,829	—	—	100,829
Total investments	$342,637	$—	$23,666	$318,971
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2019:

	Total	Level I	Level II	Level III
First lien	$176,256	$—	$55,471	$120,785
Second lien	108,152	—	21,890	86,262
Total investments	$284,408	$—	$77,361	$207,047
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2020:

	Total	First Lien	Second Lien
Fair value, December 31, 2019	$207,047	$120,785	$86,262
Total gains or losses included in earnings:
Net change in unrealized depreciation of investments	(10,321)	(2,997)	(7,324)
Purchases, including capitalized PIK and revolver fundings	91,104	91,104	—
Proceeds from paydowns of investments	(18,712)	(18,712)	—
Transfers into Level III(1)	49,853	27,962	21,891
Transfers out of Level III(1)	—	—	—
Fair value, March 31, 2020	$318,971	$218,142	$100,829
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(10,321)	$(2,997)	$(7,324)

(1)
As of March 31, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no transfers in or out of Level I, II, or III during the three months ended March 31, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level

III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2020 and December 31, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2020 were as follows:

				Range
Type	Fair Value as of March 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$194,168	Market & income approach	EBITDA multiple	4.3x	31.5x	13.4x
			Revenue multiple	4.0x	11.0x	8.3x
			Discount rate	6.6%	18.4%	9.2%
	23,974	Other	N/A (1)	N/A	N/A	N/A
Second lien	100,829	Market & income approach	EBITDA multiple	7.1x	32.0x	16.1x
			Discount rate	10.0%	14.5%	11.9%
	$318,971

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
	$207,047
The fair value of the BMO Subscription Line and Wells Credit Facility, which are categorized as Level III within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and public health conditions (including the COVID-19 outbreak), may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
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
The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company's pre-incentive fee net investment income in each calendar quarter as follows:

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

For the three months ended March 31, 2020, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended March 31, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.

The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2020.

Three Months Ended
March 31, 2020
Management fee	$831
Less: management fee waiver	(416)
Net management fee	415
Incentive fee, excluding accrued incentive fees on capital gains	$654
For the three months ended March 31, 2020, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the United States Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2020, approximately $141 of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2020 and December 31, 2019, approximately $319 and $178, respectively, of indirect administrative expenses was included in payable to affiliates.
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
For the three months ended March 31, 2020, interest expense and amortization of financing costs incurred on the BMO Subscription Line were $1,439 and $11, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line were 4.0% and 4.3%, respectively.
As of March 31, 2020 and December 31, 2019, the outstanding balance on the BMO Subscription Line was $157,727 and $151,727, respectively, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such dates.
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into a Loan and Security Agreement (the "Wells Credit Facility") as the Borrower, the Company as Collateral Manager and Equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the Administrative Agent and the Collateral Custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on August 30, 2024 and has a maximum facility amount of $200,000 which may increase in size, under certain circumstances, up to a total of $300,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statement of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
The Wells Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
For the three months ended March 31, 2020, interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility were $429, $191 and $106, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility was 3.6% and 6.2%, respectively.
As of March 31, 2020 and December 31, 2019, the outstanding balance on the Wells Credit Facility was $58,100 and $39,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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

Note 7. Regulation
The Company intends to elect to be treated as a RIC under Subchapter M of the Code with the filing of its second tax return for the year ended December 31, 2019, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all eligible portfolio companies managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2020, the Company had unfunded commitments on revolving credit facilities of $3,712 , no outstanding bridge financing commitments, and other future funding commitments of $16,156. As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities of $3,192, no outstanding bridge financing commitments and other future funding commitments of $13,290. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Wells Credit Facility as of March 31, 2020 and December 31, 2019. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2020 and December 31, 2019, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $19,057, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended March 31, 2020 and subsequent to March 31, 2020, COVID-19 has had a significant impact on the U.S. economy and the Company. The Company has experienced a significant reduction in its net asset value as of March 31, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets.
The extent of the impact of the COVID-19 outbreak on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19 all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies are, or continue to be, adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on the its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	500,000	$5,000
On March 20, 2020, the Company's board of directors declared a distribution of $0.25 per Unit, payable on April 13, 2020 to unitholders of record as of March 23, 2020.

Note 10. Earnings Per Unit
The following information sets forth the computation of basic net decrease in the Company's members' capital per unit resulting from operations for the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$(10,701)
Denominator for basic & diluted weighted average unit:	12,671,401
Basic & diluted earnings per unit:	$(0.84)
Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for three months ended March 31, 2020.

Three Months Ended
March 31, 2020
Per unit data(1):
Members' capital, December 31, 2019	$9.95
Net investment income	0.29
Net realized and unrealized losses(2)	(1.09)
Total net decrease	(0.80)
Distributions declared to unitholders from net investment income	(0.25)
Members' capital, March 31, 2020	$8.90
Total return based on members' capital(3)	(8.03)%
Units outstanding at end of period	13,143,928
Average weighted units outstanding for the period	12,671,401
Average members' capital for the period	$125,985
Ratio to average members' capital:
Net investment income(4)	11.96%
Total expenses, before waivers/reimbursements(4)	13.20%
Total expenses, net of waivers/reimbursements(4)	11.88%

Average debt outstanding—BMO Subscription Line	$134,579
Average debt outstanding—Wells Credit Facility	$46,858
Asset coverage ratio	154.21%
Portfolio turnover	6.59%

Capital Commitments	$328,598
Funded Capital Commitments	$131,439
% of Capital Commitments Funded	40.00%

(1)
Per unit data is based on weighted average units outstanding for the respective period (except for issuance of Units and distributions declared to unitholders, which are based on actual rate per unit).

(2)	Includes the accretive effect of capital drawdowns, which for the three months ended March 31, 2020 was $0.05.

(3)
Total return is calculated assuming a purchase at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.

(4)	Annualized, except organizational and offering costs.

Note 12. Recent Accounting Standards Updates
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2020.
Note 13. Subsequent Events
On April 15, 2020, the Company delivered a drawdown notice to its investors relating to the issuance of 6,571,964 Units for an aggregate purchase price of $65,720. The Units were issued to investors on May 5, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the board of directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments, as of March 31, 2020, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month period then ended, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments, as of December 31, 2019, and the related consolidated statements of operations, changes in net assets and cash flows for the period from May 22, 2019 (inception) to December 31, 2019 (not presented herein); and in our report dated March 4, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities and members’ capital as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP
May 14, 2020

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Guardian III BDC, L.L.C., including its wholly-owned direct subsidiary (collectively, "we", "us", "our", "GIII" or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•	statements concerning the impact of a protracted decline in the liquidity of credit markets;

•	the general economy, including the impact of interest and inflation rates, and the COVID-19 pandemic on the industries in which we invest;

•	our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives and the impact of COVID-19 pandemic thereon;

•	our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•	the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

•
actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and

•
the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form10-K for the period from May 22, 2019 (inception) to December 31, 2019 and in this quarterly report on Form 10-Q.

Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report for the period from May 22, 2019 (inception) to December 31, 2019 and in this quarterly report on Form 10-Q.
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
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. We may accept and draw down Capital Commitments from investors throughout the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and will continue until the four-year anniversary of such date (the "Investment Period"). Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV's credit facility.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2020, our top five industry concentrations were software, business services, healthcare services, education and healthcare information technology.
As of March 31, 2020, our members' capital was approximately $117.0 million and our portfolio had a fair value of approximately $342.6 million in 29 portfolio companies.
Recent Developments
On April 15, 2020, we delivered a drawdown notice to our investors relating to the issuance of 6,571,964 Units for an aggregate purchase price of approximately $65.7 million. The Units were issued to investors on May 5, 2020.
COVID-19 Developments
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy and on us. The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are, or continue to be, adversely impacted by the effects of the COVID-19 pandemic, we may experience a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.
An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a reduction in our members' capital as of March 31, 2020 as compared to our members' capital as of December 31, 2019. As of March 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were not in default of any of the asset coverage requirements under any of our credit facilities as of March 31, 2020. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our members' capital, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of COVID-19 on our portfolio companies, see "Monitoring of Portfolio Investments".
We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows in the future.
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
Basis of Accounting
We consolidate our wholly-owned direct subsidiary GIII SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
Valuation and Leveling of Portfolio Investments
At all times, consistent with GAAP and the 1940 Act, we conduct a valuation of assets, which impacts our members' capital.
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

i.
Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. We will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, we will use one or more of the methodologies outlined below to determine fair value;

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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$241,808	$—	$23,666	$218,142
Second lien	100,829	—	—	100,829
Total investments	$342,637	$—	$23,666	$318,971
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$194,168	Market & income approach	EBITDA multiple	4.3x	31.5x	13.4x
			Revenue multiple	4.0x	11.0x	8.3x
			Discount rate	6.6%	18.4%	9.2%
	23,974	Other	N/A (1)	N/A	N/A	N/A
Second lien	100,829	Market & income approach	EBITDA multiple	7.1x	32.0x	16.1x
			Discount rate	10.0%	14.5%	11.9%
	$318,971

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2020, we recognized PIK interest from investments of approximately $0.1 million.
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2020:

(in millions)	As of March 31, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$3.2	0.9%	$3.2	0.9%
Investment Rating 2	353.3	99.1%	339.4	99.1%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$356.5	100.0%	$342.6	100.0%
As of March 31, 2020, all investments in our portfolio had an Investment Rating of 1 or 2.
In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of COVID-19. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand COVID-19’s impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to COVID-19 and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of March 31, 2020:

(in millions)	As of March 31, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	7.4	2.1%	6.3	1.9%
Yellow	28.1	7.9%	25.1	7.3%
Green	321.0	90.0%	311.2	90.8%
	$356.5	100.0%	$342.6	100.0%
Portfolio and Investment Activity
The fair value of our investments was approximately $342.6 million in 29 portfolio companies at March 31, 2020.
The following table shows our portfolio and investment activity for the three months ended March 31, 2020:

Three Months Ended
(in millions)	March 31, 2020
New investments in 7 portfolio companies	$86.3
Debt repayments in existing portfolio companies	(18.8)
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 0 portfolio companies	—
Change in unrealized depreciation on 28 portfolio companies	(14.4)

Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2020
We commenced loan origination and investment activities on August 2, 2019 and therefore do not have prior periods with which to compare our operating results for the three months ended March 31, 2020.
Revenue

Three Months Ended
(in thousands)	March 31, 2020
Interest income	$6,749
Fee income	717
Total investment income	$7,466
Investment income for the three months ended March 31, 2020 is driven by our deployment of capital and increasing invested balance.
Operating Expenses

Three Months Ended
(in thousands)	March 31, 2020
Management fee	$831
Less: management fee waiver	(416)
Net management fee	415
Incentive fee	654
Interest and other financing expenses	2,186
Professional fees	164
Administrative expenses	238
Organizational and offering expenses	53
Other general and administrative expenses	51
Net expenses	$3,761
Management fees before waivers for three months ended March 31, 2020 were approximately $0.8 million. Per the Investment Management Agreement, the management fee will be reduced by 50% until June 30, 2020, which resulted in net management fees of approximately $0.4 million. Incentive fees for the three months ended March 31, 2020 were approximately $0.7 million.
Interest and other financing expenses for the three months ended March 31, 2020 were approximately $2.2 million, due to our drawn balances on the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below).
Net Realized Gains (Losses) and Net Change in Unrealized Depreciation

Three Months Ended
(in thousands)	March 31, 2020
Net realized (losses) gains on investments	$—
Net change in unrealized depreciation of investments	(14,406)
Net realized and unrealized losses	$(14,406)
We had net unrealized depreciation of approximately $14.4 million for the three months ended March 31, 2020, which was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of COVID-19.

Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2020, our asset coverage ratio was 154.2%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On March 31, 2020 and December 31, 2019, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2020	December 31, 2019
Capital Commitments	$328.6	$316.1
Unfunded Capital Commitments	197.2	189.7
% of Capital Commitments Funded	40.0%	40.0%
At March 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $21.7 million and $69.4 million, respectively. Our cash used in operating activities for the three months ended March 31, 2020, was approximately $72.8 million. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments.
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
For the three months ended March 31, 2020, interest expense incurred on the BMO Subscription Line was $1.4 million and amortization of financing costs incurred on the BMO Subscription Line were less than $20 thousand. The weighted average interest rate on the BMO Subscription Line was 4.0%.
As of March 31, 2020 and December 31, 2019, the outstanding balance on the BMO Subscription Line was $157.7 million and $151.7 million, respectively, and we were in compliance with the applicable covenants in the BMO Subscription Line on such dates.
Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into a Loan and Security Agreement (the "Wells Credit Facility") as the Borrower, us as Collateral Manager and Equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the Administrative Agent and the Collateral Custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on August 30, 2024 and has a maximum facility amount of $200.0 million which may increase in size, under certain circumstances, up to a total of $300.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statement of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
The Wells Credit Facility bears interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
For the three months ended March 31, 2020, interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility were $0.4 million, $0.2 million and $0.1 million, respectively. The weighted average interest rate on the Wells Credit Facility was 3.6%.
As of March 31, 2020 and December 31, 2019, the outstanding balance on the Wells Credit Facility was $58.1 million and $39.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2020 and December 31, 2019, we had outstanding commitments to third parties to fund investments totaling $19.9 million and $16.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2020 and December 31, 2019, we had commitment letters to purchase investments in the aggregate par amount of $0.0 and $19.1 million, respectively, which could require funding in the future. As of March 31, 2020 and December 31, 2019, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$157.7	$157.7	$—	$—	$—
Wells Credit Facility (2)	58.1	—	—	58.1	—
Total Contractual Obligations	$215.8	$157.7	$—	$58.1	$—

(1)
Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($157.7 million as of March 31, 2020) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.

(2)
Under the terms of the $200.0 million Wells Credit Facility, all outstanding borrowings under that facility ($58.1 million as of March 31, 2020) must be repaid on or before August 30, 2024. As of March 31, 2020, there was approximately $141.9 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.

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

We have also entered into an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared for the three months ended March 31, 2020 totaled $3.2 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per unit that have been declared by our board of directors for the most recent fiscal year and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Unit Amount(1)
December 31, 2020
First Quarter	March 20, 2020	March 23, 2020	April 13, 2020	$0.25
				$0.25
December 31, 2019
Fourth Quarter	December 20, 2019	December 20, 2019	January 17, 2020	$0.39
Fourth Quarter	December 20, 2019	December 27, 2019	January 17, 2020	0.05
				$0.44

(1)
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2019, total distributions declared were $4.4 million, of which the distributions were comprised of approximately 100.00% of ordinary income, 0.00% of long-term capital gains and 0.00% of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.

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

•
We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration

Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2020, approximately $0.1 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2020, $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. As of March 31, 2020, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(0.34)%
Base Interest Rate	—%
+100 Basis Points	7.11%
+200 Basis Points	14.23%
+300 Basis Points	21.35%

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Control Over Financial Reporting
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus ("COVID-19") surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions, including the United States. In addition to these developments having adverse consequences for us and our portfolio companies have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies' operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Because we are not currently a "publicly offered regulated investment company," as defined in the Code, certain U.S. unitholders will be treated as having received a dividend from us in the amount of such U.S. unitholder's allocable Unit of certain of our expenses, including a portion of its management fees, and such expenses will be treated as miscellaneous itemized deductions of such U.S. unitholders that are not currently deductible.
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate unitholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2020 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate unitholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the unitholders. A non-corporate unitholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such unitholder (and beginning in 2026, will be deductible to such unitholder only to the extent they exceed 2% of such unitholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain Form 8-Ks filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
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
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2020.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)