Form 10-Q
period 2020-06-30
New Mountain Guardian III BDC, L.L.C.
filed 2020-08-13
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2020

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 13, 2020 was 19,715,892. As of June 30, 2020, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian III BDC, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members' Capital as of June 30, 2020 (unaudited) and December 31, 2019	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2020 (unaudited) and for the period from May 22, 2019 (inception) to June 30, 2019 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and six months ended June 30, 2020 (unaudited) and for the period from May 22, 2019 (inception) to June 30, 2019 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (unaudited) and for the period from May 22, 2019 (inception) to June 30, 2019 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2020 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2019	12
	Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C. (unaudited)	16
	Report of Independent Registered Public Accounting Firm	34

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
	Signatures	56

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Non-controlled/non-affiliated investments at fair value (cost of $361,288 and $283,874, respectively)	$354,532	$284,408
Cash and cash equivalents	5,652	69,411
Interest receivable	1,773	1,564
Other assets	134	195
Total assets	$362,091	$355,578
Liabilities
Borrowings
BMO Subscription Line	$86,727	$151,727
Wells Credit Facility	79,100	39,600
Deferred financing costs (net of accumulated amortization of $379 and $142, respectively)	(1,802)	(2,038)
Net borrowings	164,025	189,289
Distribution payable	4,732	4,442
Payable for unsettled securities purchased	2,362	32,518
Incentive fee payable	705	477
Interest payable	422	1,091
Management fee payable	363	301
Payable to affiliate	215	300
Other liabilities	441	1,298
Total liabilities	173,265	229,716
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 19,715,892 and 12,643,928 units issued and outstanding, respectively	197,159	126,347
Accumulated overdistributed earnings	(8,333)	(485)
Total members' capital	$188,826	$125,862
Total liabilities and members' capital	$362,091	$355,578
Members' capital per unit	$9.58	$9.95
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Investment income
Interest income	$7,077	$—	$13,826	$—
Fee income	255	—	972	—
Total investment income	7,332	—	14,798	—
Expenses
Interest and other financing expenses	1,697	—	3,883	—
Management fee	816	—	1,647	—
Incentive fee	705	—	1,359	—
Administrative expenses	229	—	467	—
Professional fees	212	—	376	—
Organizational and offering expenses	86	650	139	650
Other general and administrative expenses	42	—	93	—
Total expenses	3,787	650	7,964	650
Less: management fees waived (See Note 5)	(452)	—	(868)	—
Net expenses	3,335	650	7,096	650
Net investment income (loss)	3,997	(650)	7,702	(650)
Net realized losses on investments	(230)	—	(230)	—
Net change in unrealized appreciation (depreciation) of investments	7,116	—	(7,290)	—
Net realized and unrealized gains (losses)	6,886	—	(7,520)	—
Net increase (decrease) in members' capital resulting from operations	$10,883	$(650)	$182	$(650)
Earnings per unit (basic & diluted)	$0.63	N/A	$0.01	N/A
Weighted average common units outstanding - basic & diluted (See Note 10)	17,260,433	—	14,965,917	—

(1)For the three and six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
N/A  Not applicable as the Company had no common units issued or outstanding for the period from May 22, 2019 (inception) to June 30, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Increase (decrease) in members' capital resulting from operations:
Net investment income (loss)	$3,997	$(650)	$7,702	$(650)
Net realized losses on investments	(230)	—	(230)	—
Net change in unrealized appreciation (depreciation) of investments	7,116	—	(7,290)	—
Net increase (decrease) in members' capital resulting from operations	10,883	(650)	182	(650)
Capital transactions
Contributions	65,720	—	70,720	—
Placement fees	(45)	—	(45)	—
Distributions declared to unitholders from net investment income	(4,732)	—	(7,893)	—
Total net increase in members' capital resulting from capital transactions	60,943	—	62,782	—
Net increase (decrease) in members' capital	71,826	(650)	62,964	(650)
Members' capital at the beginning of the period	117,000	—	125,862	—
Members' capital at the end of the period	$188,826	$(650)	$188,826	$(650)

Capital unit activity
Units issued	6,571,964	—	7,071,964	—

(1)For the three and six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019(1)
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$182	$(650)
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized losses on investments	230	—
Net change in unrealized depreciation of investments	7,290	—
Amortization of purchase discount	(521)	—
Amortization of deferred financing costs	237	—
Amortization of deferred offering costs	91	—
Non-cash investment income	(225)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(97,272)	—
Proceeds from sales and paydowns of investments	24,232	—
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	35	—
Cash paid for purchase of drawn portion of revolving credit facilities	(355)	—
Cash paid on drawn revolvers	(4,632)	—
Cash repayments on drawn revolvers	1,094	—
Interest receivable	(209)	—
Deferred offering costs	—	(33)
Other assets	(30)	—
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(30,156)	—
Interest payable	(669)	—
Incentive fee payable	228	—
Management fee payable	62	—
Accrued organizational and offering expenses	—	683
Payable to affiliates	(85)	—
Other liabilities	126	—
Net cash flows used in operating activities	(100,347)	—
Cash flows from financing activities
Distributions	(7,603)	—
Net proceeds from issuance of common units	70,720	—
Proceeds from BMO Subscription Line	52,000	—
Repayment of BMO Subscription Line	(117,000)	—
Proceeds from Wells Credit Facility	39,500	—
Placement fees paid	(45)	—
Deferred financing costs paid	(984)	—
Net cash flows provided by financing activities	36,588	—
Net decrease in cash and cash equivalents	(63,759)	—
Cash and cash equivalents at the beginning of the period	69,411	—
Cash and cash equivalents at the end of the period	$5,652	$—
Supplemental disclosure of cash flow information
Cash interest paid	3,769	—
Non-cash financing activities:
Distributions declared and payable	4,732	—
Accrual for offering costs	—	33

(1)For the six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
June 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(3)	8.18% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$11,346	6.01%
Total Funded Debt Investments - Canada					$12,000	$12,000	$11,346	6.01%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$16,162	$16,088	$15,354	8.13%
Total Funded Debt Investments - United Arab Emirates					$16,162	$16,088	$15,354	8.13%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(3)	8.44% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,342	$22,332	11.83%
Total Funded Debt Investments - United Kingdom					$22,500	$22,342	$22,332	11.83%
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.83% (L + 5.75%/S)	2/6/2020	5/24/2024	$23,171	$23,038	$23,028
	First lien (3)(4) - Drawn	6.83% (L + 5.75%/S)	2/6/2020	5/24/2024	763	759	758
					23,934	23,797	23,786	12.60%
Bluefin Holding, LLC
Software	Second lien (2)(3)	7.93% (L + 7.75%/M)	9/6/2019	9/6/2027	22,000	22,000	22,000	11.65%
MED Parentco, LP
Healthcare Services	Second lien (2)(3)	8.61% (L + 8.25%/Q)	8/2/2019	8/30/2027	22,000	21,845	20,715	10.97%
Bullhorn, Inc.
Software	First lien (2)(3)	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	19,334	19,203	19,189
	First lien (3)	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	319	318	317
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	9/24/2019	10/1/2025	964	957	956
	First lien (3)(4) - Drawn	6.57% (L + 5.50%/S)	9/24/2019	10/1/2025	240	239	238
					20,857	20,717	20,700	10.96%
KAMC Holdings, Inc
Business Services	Second lien (2)(3)	8.42% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,344	20,365	10.79%
Astra Acquisition Corp.
Software	First lien (2)(3)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	19,247	19,107	19,103	10.12%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)	7.50% (L + 5.50% + 1.00% PIK/Q)*	8/7/2019	7/16/2026	17,766	17,687	17,459
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/M)	8/7/2019	7/16/2024	978	974	961
					18,744	18,661	18,420	9.76%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

MRI Software LLC
Software	First lien (2)(3)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	$14,067	$14,001	$13,997
	First lien (3)	6.57% (L + 5.50%/S)	1/31/2020	2/10/2026	2,008	1,998	1,998
					16,075	15,999	15,995	8.47%
Instructure, Inc. **
Software	First lien (3)	8.00% (L + 7.00%/M)	3/24/2020	3/24/2026	15,738	15,643	15,640	8.28%
CoolSys, Inc.
Industrial Services	First lien (2)(3)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	14,455	14,386	14,382
	First lien (3)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	987	982	982
					15,442	15,368	15,364	8.14%
PaySimple, Inc.
Software	First lien (2)(3)	5.69% (L + 5.50%/M)	8/19/2019	8/23/2025	11,040	10,941	10,356
	First lien (2)(3)(4) - Drawn	5.69% (L + 5.50%/M)	8/19/2019	8/23/2025	3,383	3,320	3,174
					14,423	14,261	13,530	7.17%
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	8/15/2019	9/18/2023	12,261	11,972	11,978	6.34%
Recorded Future, Inc.
Software	First lien (3)	7.25% (L + 6.25%/S)	8/26/2019	7/3/2025	10,417	10,371	10,365
	First lien (3)(4) - Drawn	7.25% (L + 6.25%/S)	8/26/2019	7/3/2025	833	830	829
					11,250	11,201	11,194	5.93%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	8,268	8,228	8,227
	First lien (3)(4) - Drawn	7.29% (L + 6.00%/Q)	3/13/2020	2/6/2025	355	354	353
					8,623	8,582	8,580	4.54%
Salient CRGT Inc.
Federal Services	First lien (2)(3)	7.57% (L + 6.50%/S)	11/14/2019	2/28/2022	7,899	7,477	7,673	4.06%
Integral Ad Science, Inc.
Software	First lien (3)	8.25% (L + 6.00% + 1.25% PIK/S)*	8/27/2019	7/19/2024	7,596	7,532	7,596	4.02%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.18% (L + 5.00%/M)	7/30/2019	7/31/2026	7,463	7,429	7,369	3.91%
OEConnection LLC
Business Services	Second lien (2)(3)	9.32% (L + 8.25%/S)	9/25/2019	9/25/2027	7,677	7,605	7,365	3.90%
Sphera Solutions, Inc.
Software	First lien (2)(3)	8.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	7,429	7,374	7,355	3.90%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	7.34% (L + 5.75%/S)	8/6/2019	7/1/2024	7,451	7,420	6,983	3.70%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	4.58% (L + 3.50%/S)	9/27/2019	8/28/2024	7,443	6,298	5,687	3.01%
Wrike, Inc.
Software	First lien (3)	7.83% (L + 6.75%/S)	12/13/2019	12/31/2024	5,455	5,405	5,455	2.89%
JAMF Holdings, Inc.
Software	First lien (2)(3)	8.00% (L + 7.00%/S)	8/27/2019	11/11/2022	3,253	3,235	3,253	1.72%
Kaseya Inc.
Software	First lien (3)	8.09% (L + 4.00% + 3.00% PIK/S)*	3/4/2020	5/2/2025	2,917	2,889	2,900	1.54%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Vectra Co.
Business Products	Second lien (3)	7.43% (L + 7.25%/M)	6/22/2020	3/8/2026	$2,533	$2,362	$2,436	1.29%
iCIMS, Inc.
Software	First lien (3)	7.50% (L + 6.50%/S)	8/27/2019	9/12/2024	2,290	2,270	2,256	1.19%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(3)	7.25% (L + 6.25%/S)	8/27/2019	9/5/2024	2,134	2,116	2,085	1.09%
Total Funded Debt Investments - United States					$314,634	$310,909	$305,783	161.94%
Total Funded Debt Investments					$365,296	$361,339	$354,815	187.91%
Total Funded Investments						$361,339	$354,815	187.91%
Unfunded Debt Investments - United States
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	$237	$(1)	$(1)	(0.00)%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/26/2019	7/3/2025	417	(2)	(2)
	First lien (3)(4) - Undrawn	—	8/26/2019	1/3/2021	833	(4)	(4)
					1,250	(6)	(6)	(0.00)%
CoolSys, Inc.
Industrial Services	First lien (3)(4) - Undrawn	—	11/20/2019	11/19/2021	1,484	—	(7)	(0.00)%
Instructure, Inc. **
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	1,223	(7)	(8)	(0.00)%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/24/2019	10/1/2021	1,044	(8)	(8)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	2/6/2020	5/24/2024	1,462	(9)	(9)	(0.00)%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	3/4/2020	3/4/2022	1,940	(5)	(11)	(0.01)%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	1,205	—	(6)
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	1,170	(6)	(6)
					2,375	(6)	(12)	(0.01)%
PaySimple, Inc.
Software	First lien (2)(3)(4) - Undrawn	—	8/19/2019	8/24/2020	225	—	(14)	(0.01)%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2021	3,913	—	(68)	(0.05)%
CFS Management, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/6/2019	7/1/2021	2,214	(9)	(139)	(0.07)%
Total Unfunded Debt Investments - United States					$17,367	$(51)	$(283)	(0.15)%
Total Unfunded Debt Investments					$17,367	$(51)	$(283)	(0.15)%
Total Non-Controlled/Non-Affiliated Investments						$361,288	$354,532	187.76%
Total Investments						$361,288	$354,532	187.76%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2020
(in thousands)
(unaudited)

(1)New Mountain Guardian III BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Company as collateral manager, New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as the borrower, Wells Fargo Bank, National Association as the administrative agent, and collateral custodian. See Note 6. Borrowings, for details.
(3)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(4)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2020.
* All or a portion of interest contains PIK interest.
** Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2020, 17.86% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2020
(unaudited)

June 30, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	69.94%
Second lien	30.06%
Total investments	100.00%

June 30, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	57.83%
Business Services	11.02%
Healthcare Services	10.44%
Healthcare Information Technology	5.18%
Industrial Services	4.33%
Education	4.33%
Specialty Chemicals & Materials	2.42%
Federal Services	2.16%
Distribution & Logistics	1.60%
Business Products	0.69%
Total investments	100.00%

June 30, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%
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

(1)New Mountain Guardian III BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Company as collateral manager, New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as the borrower, Wells Fargo Bank, National Association as the administrative agent, and collateral custodian. See Note 6. Borrowings, for details.
(3)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(4)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2019.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C.
June 30, 2020
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
        New Mountain Guardian III BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on May 22, 2019. The Company is a non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
        New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital Group, L.P., provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services.
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
        The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2020, the Company's top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
Note 2. Summary of Significant Accounting Policies
        Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiary GIII SPV.
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
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the Company looks at the number of quotes readily available and performs the following procedures:
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value.
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:
a.Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.Preliminary valuation conclusions will then be documented and discussed with the Company's senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Company's board of directors; and
d.When deemed appropriate by the Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
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
        Cash and cash equivalents—Cash and cash equivalents includes cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2020 and December 31, 2019.
        Revenue recognition
        Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
        Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in the portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2020, the Company recognized PIK interest from investments of $182 and $244, respectively. For the period from May 22, 2019 (inception) to June 30, 2019, the Company had not commenced investment operations and recognized no PIK interest.
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
        Income taxes—The Company has elected to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year ended December 31, 2019, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
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

Note 3. Investments
        At June 30, 2020, the Company's investments consisted of the following:
        Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$250,790	$247,973
Second lien	110,498	106,559
Total investments	$361,288	$354,532
        Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$205,703	$205,005
Business Services	41,949	39,076
Healthcare Services	38,801	37,013
Healthcare Information Technology	18,661	18,352
Industrial Services	15,368	15,357
Education	16,088	15,354
Specialty Chemicals & Materials	8,581	8,579
Federal Services	7,477	7,673
Distribution & Logistics	6,298	5,687
Business Products	2,362	2,436
Total investments	$361,288	$354,532
        At December 31, 2019, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$175,758	$176,256
Second lien	108,116	108,152
Total investments	$283,874	$284,408
        Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$112,078	$112,283
Healthcare Services	57,088	57,286
Business Services	41,936	41,931
Education	28,501	28,684
Healthcare Information Technology	17,595	17,570
Industrial Services	14,455	14,443
Distribution & Logistics	6,221	6,134
Federal Services	6,000	6,077
Total investments	$283,874	$284,408
        As of June 30, 2020, the Company had unfunded commitments on revolving credit facilities of $4,509 and no unfunded commitments on bridge facilities. As of June 30, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $12,858. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2020.
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
        The Company's financial condition and portfolio companies may be negatively impacted by the recent outbreak of the novel strain of coronavirus ("COVID-19"). On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent which the COVID-19 crisis will impact the Company's financial condition and portfolio companies will depend on future developments affecting not only the Company, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of spread of the disease.
Note 4. Fair Value
        Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
        Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

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
        The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2020:

	Total	Level I	Level II	Level III
First lien	$247,973	$—	$28,410	$219,563
Second lien	106,559	—	—	106,559
Total investments	$354,532	$—	$28,410	$326,122
        The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2019:

	Total	Level I	Level II	Level III
First lien	$176,256	$—	$55,471	$120,785
Second lien	108,152	—	21,890	86,262
Total investments	$284,408	$—	$77,361	$207,047
        The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2020:

	Total	First Lien	Second Lien
Fair value, March 31, 2020	$318,971	$218,142	$100,829
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	4,728	1,360	3,368
Purchases, including capitalized PIK and revolver fundings	11,345	8,983	2,362
Proceeds from paydowns of investments	(1,651)	(1,651)	—
Transfers out of Level III(1)	(7,271)	(7,271)	—
Fair value, June 30, 2020	$326,122	$219,563	$106,559
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$4,728	$1,360	$3,368

(1)As of June 30, 2020, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2020:

	Total	First Lien	Second Lien
Fair value, December 31, 2019	$207,047	$120,785	$86,262
Total gains or losses included in earnings:
Net change in unrealized depreciation of investments	(5,438)	(1,482)	(3,956)
Purchases, including capitalized PIK and revolver fundings	102,448	100,086	2,362
Proceeds from paydowns of investments	(20,345)	(20,345)	—
Transfers into Level III(1)	42,410	20,519	21,891
Fair value, June 30, 2020	$326,122	$219,563	$106,559
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(5,438)	$(1,482)	$(3,956)

(1)As of June 30, 2020, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
There were no investments held by the Company during the period from May 22, 2019 (inception) to June 30, 2019.
Except as noted in the tables above, there were no transfers in or out of Level I, II, or III during the three and six months ended June 30, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
        Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus the prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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

The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2020 and December 31, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
        Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2020 were as follows:

				Range
Type	Fair Value as of June 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$219,563	Market & income approach	EBITDA multiple	7.0x	32.0x	17.9x
			Revenue multiple	3.5x	11.0x	8.4x
			Discount rate	5.0%	14.1%	7.1%
Second lien	106,559	Market & income approach	EBITDA multiple	11.0x	32.0x	19.9x
			Discount rate	7.8%	12.5%	10.0%
	$326,122
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2019 were as follows:

				Range
Type	Fair Value as of December 31, 2019	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$90,336	Market & income approach	EBITDA multiple	12.0x	35.0x	20.5x
			Revenue multiple	5.5x	11.0x	8.7x
			Discount rate	7.4%	9.6%	8.5%
	30,449	Market quote	Broker quote	N/A	N/A	N/A
Second lien	74,262	Market & income approach	EBITDA multiple	12.0x	32.0x	20.1x
			Discount rate	10.0%	11.0%	10.5%
	12,000	Market quote	Broker quote	N/A	N/A	N/A
	$207,047
        The fair value of the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

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
        Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement, July 15, 2019, through June 30, 2020, the base management fee was reduced by 50% (0.575% through June 30, 2020). The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap, as defined below.
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
        The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company's pre-incentive fee net investment income in each calendar quarter as follows:
•no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which the Company's pre-incentive fee net investment income does not exceed the hurdle rate of 1.75%;
•100% of the dollar amount of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 2.059% (8.235% annualized). The Company refers to this portion of the Company's pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.059%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 15.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.059% in any calendar quarter; and
•15.0% of the dollar amount of the Company's pre-incentive fee net investment income, if any, that exceeds a rate of return of 2.059% (8.235% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15.0% of all pre-incentive fee net investment income thereafter is allocated to the Investment Adviser. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
        For the three and six months ended June 30, 2020 and for the period from May 22, 2019 (inception) to June 30, 2019, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
Incentive Fee on Capital Gains
        The second component of the incentive fee is the capital gains incentive fee. The Company will pay the Investment Adviser an incentive fee with respect to our cumulative realized capital gains computed net of all realized capital losses and unrealized capital depreciation since inception ("Cumulative Net Realized Gains") based on the waterfall below:
a.First, no incentive fee is payable to the Investment Adviser on Cumulative Net Realized Gains until total return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders is equal to total capital contributions;
b.Second, no incentive is payable to the Investment Adviser on Cumulative Net Realized Gains until the Company has paid cumulative distributions equal to an annualized, cumulative internal rate of return of 7.0% on the total contributed capital to the Company calculated from the date that each such amount was due to be contributed to the Company until the date each such distribution is paid;
c.Third, upon a distribution that results in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 15.0% of the sum of (i) the cumulative distributions to unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and
d.Thereafter, an incentive fee on capital gains equal to 15.0% of additional undistributed Cumulative Net Realized Gains.
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
Expense Limitation
        Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of Members' Capital. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the Limited Liability Company Agreement (the "LLC Agreement") incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the LLC Agreement) (which are subject to a cap as specified in the LLC Agreement), (iv) Placement Fees (as defined in the LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and six months ended June 30, 2020 and for the period from May 22, 2019 (inception) to June 30, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.
        The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
        The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2020 and for the period from May 22, 2019 (inception) to June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Management fee	$816	$—	$1,647	$—
Less: management fee waiver	(452)	—	(868)	—
Net management fee	364	—	779	—
Incentive fee, excluding accrued incentive fees on capital gains	$705	$—	$1,359	$—

(1)For the three and six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
For the three and six months ended June 30, 2020 and for the period from May 22, 2019 (inception) to June 30, 2019, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
        The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2020, approximately $128 and $269, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the period from May 22, 2019 (inception) to June 30, 2019, no indirect administrative expenses were incurred. As of June 30, 2020 and December 31, 2019, approximately $128 and $178, respectively, of indirect administrative expenses was included in payable to affiliates.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Interest expense	$925	$—	$2,364	$—
Amortization of financing costs	$14	$—	$25	$—
Weighted average interest rate	3.3%	—%	3.8%	—%
Effective interest rate	3.3%	—%	3.9%	—%
Average debt outstanding	$113,386	$—	$123,983	$—

(1)For the three and six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
As of June 30, 2020 and December 31, 2019, the outstanding balance on the BMO Subscription Line was $86,727 and $151,727, respectively, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Interest expense	$485	$—	$914	$—
Non-usage fee	$157	$—	$348	$—
Amortization of financing costs	$107	$—	$213	$—
Weighted average interest rate	2.6%	—%	3.0%	—%
Effective interest rate	4.1%	—%	4.9%	—%
Average debt outstanding	$73,968	$—	$60,413	$—

(1)For the three and six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
As of June 30, 2020 and December 31, 2019, the outstanding balance on the Wells Credit Facility was $79,100 and $39,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
Note 7. Regulation
        The Company has elected to be treated as a RIC under Subchapter M of the Code with the filing of its tax return for the year ended December 31, 2019, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).

        Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all eligible portfolio companies managerial assistance.
Note 8. Commitments and Contingencies
        In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2020, the Company had unfunded commitments on revolving credit facilities of $4,509, no outstanding bridge financing commitments, and other future funding commitments of $12,858. As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities of $3,192, no outstanding bridge financing commitments and other future funding commitments of $13,290. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
        The Company also has revolving borrowings available under the Wells Credit Facility as of June 30, 2020 and December 31, 2019. See Note 6. Borrowings, for details.
        The Company may from time to time enter into financing commitment letters. As of June 30, 2020 and December 31, 2019, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $19,057, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the six months ended June 30, 2020 and subsequent to June 30, 2020, COVID-19 has had a significant impact on the U.S. economy and the Company. The Company has experienced a reduction in its net asset value as of June 30, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets.
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
Note 9. Members' Capital
        The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	500,000	$5,000
April 15, 2020	May 5, 2020	6,571,964	65,720
		7,071,964	$70,720
There were no capital drawdowns for the period from May 22, 2019 (inception) to June 30, 2019.
The following table reflects the distributions declared on the Company's common units for the six months ended June 30, 2020.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2020	March 23, 2020	April 13, 2020	$0.25
June 23, 2020	June 23, 2020	July 13, 2020	0.24
			$0.49
There were no distributions for the period from May 22, 2019 (inception) to June 30, 2019.

Note 10. Earnings Per Unit
        The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three and six months ended June 30, 2020 and for the period from May 22, 2019 (inception) to June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$10,883	$(650)	$182	$(650)
Denominator for basic & diluted weighted average unit:	17,260,433	—	14,965,917	—
Basic & diluted earnings per unit:	$0.63	N/A	$0.01	N/A

(1)For the three and six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
N/A  Not applicable as the Company had no Units issued or outstanding for the period from May 22, 2019 (inception) to June 30, 2019.

Note 11. Financial Highlights
        The following information sets forth the Company's financial highlights for the six months ended June 30, 2020 and for the period from May 22, 2019 (inception) to June 30, 2019.

	Six Months Ended
	June 30, 2020	June 30, 2019(1)
Per unit data(2):
Members' capital, December 31, 2019 and May 22, 2019 (inception), respectively	$9.95	$—
Net investment income (loss)	0.51	—
Net realized and unrealized losses(3)	(0.39)	—
Total net increase (decrease)	0.12	—
Distributions declared to unitholders from net investment income	(0.49)	—
Members' capital, June 30, 2020 and June 30, 2019, respectively	$9.58	$—
Total return based on members' capital(4)	1.44%	N/A
Units outstanding at end of period	19,715,892	—
Average weighted units outstanding for the period	14,965,917	N/A
Average members' capital for the period	$142,109	N/A
Ratio to average members' capital:
Net investment income(5)	10.99%	N/M
Total expenses, before waivers/reimbursements(5)	11.17%	N/M
Total expenses, net of waivers/reimbursements(5)	9.95%	N/M

Average debt outstanding—BMO Subscription Line	$123,983	N/A
Average debt outstanding—Wells Credit Facility	$60,413	N/A
Asset coverage ratio	213.87%	N/A
Portfolio turnover	7.72%	N/A

Capital Commitments	$328,598	N/A
Funded Capital Commitments	$197,159	N/A
% of Capital Commitments Funded	60.00%	N/A

(1)For the six months ended June 30, 2019, amounts represent for the period from May 22, 2019 (inception) to June 30, 2019.
(2)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(3)Includes the accretive effect of capital drawdowns, which for the six months ended June 30, 2020 was $0.11.
(4)Total return is calculated assuming a purchase at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(5)Annualized, except organizational and offering costs.
N/M  Calculations are not meaningful because the Company was in the development stage and had not commenced investment operations.
N/A  Not applicable as the Company had no Units issued or outstanding for the period from May 22, 2019 (inception) to June 30, 2019 and had not entered into the respective agreements.

Note 12. Recent Accounting Standards Updates
        In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2020.
Note 13. Subsequent Events
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
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments, as of June 30, 2020, and the related consolidated statements of operations and changes in members’ capital for the three-month and six-month periods ended June 30, 2020 and period from May 22, 2019 (inception) to June 30, 2019, and cash flows for the six-month period ended June 30, 2020 and period from May 22, 2019 (inception) to June 30, 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments, as of December 31, 2019, and the related consolidated statements of operations, changes in net assets and cash flows for the period from May 22, 2019 (inception) to December 31, 2019 (not presented herein); and in our report dated March 4, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities and members’ capital as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.
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
August 13, 2020

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
Forward-Looking Statements
        The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including the impact of interest and inflation rates, and the COVID-19 pandemic on the industries in which we invest;
•our future operating results, our business prospects, the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;
•the ability of our portfolio companies to achieve their objectives and the impact of the COVID-19 pandemic thereon;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the period from May 22, 2019 (inception) to December 31, 2019 and in this quarterly report on Form 10-Q.
        Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the period from May 22, 2019 (inception) to December 31, 2019 and in this quarterly report on Form 10-Q.
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
Overview
        We are a Delaware limited liability company formed on May 22, 2019. We are a non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
        The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital Group, L.P. whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital Group, L.P., provides the administrative services necessary to conduct our day-to-day operations. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services.
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
        Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2020, our top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
        As of June 30, 2020, our members' capital was approximately $188.8 million and our portfolio had a fair value of approximately $354.5 million in 30 portfolio companies.
COVID-19 Developments
        On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy and on us. The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are, or continue to be, adversely impacted by the effects of the COVID-19 pandemic, we may experience a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.
        An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a reduction in our members' capital per unit as of June 30, 2020 as compared to our members' capital per unit as of December 31, 2019. As of June 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were not in default of any of the asset coverage requirements under any of our credit facilities as of June 30, 2020. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our members' capital, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of the COVID-19 pandemic on our portfolio companies, see "Monitoring of Portfolio Investments".
        We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and we may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future.

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
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
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
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers or dealers are valued through a multi-step valuation process:
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
        Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$247,973	$—	$28,410	$219,563
Second lien	106,559	—	—	106,559
Total investments	$354,532	$—	$28,410	$326,122
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
        Company Performance, Financial Review, and Analysis:   Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post investment, we analyze each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting our revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to our capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.
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
        Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
        Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
        The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$219,563	Market & income approach	EBITDA multiple	7.0x	32.0x	17.9x
			Revenue multiple	3.5x	11.0x	8.4x
			Discount rate	5.0%	14.1%	7.1%
Second lien	106,559	Market & income approach	EBITDA multiple	11.0x	32.0x	19.9x
			Discount rate	7.8%	12.5%	10.0%
	$326,122

Revenue Recognition
        Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
        Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2020, we recognized PIK interest from investments of approximately $0.1 million and $0.2 million, respectively. For the period from May 22, 2019 (inception) to June 30, 2019, the Company had not commenced investment operations and did not recognize PIK interest.
        Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and uncapitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
        We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four-level numeric rating scale as follows:
•Investment Rating 1—Investment is performing materially above expectations;
•Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;
•Investment Rating 3—Investment is performing materially below expectations, where the risk of loss has materially increased since the original investment; and
•Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that we will not recoup our original cost basis in the investment and may realize a substantial loss upon exit.

        The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2020:

(in millions)	As of June 30, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$3.2	0.9%	$3.3	0.9%
Investment Rating 2	358.1	99.1%	351.2	99.1%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$361.3	100.0%	$354.5	100.0%
        As of June 30, 2020, all investments in our portfolio had an Investment Rating of 1 or 2.
        In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of COVID-19. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of June 30, 2020:

(in millions)	As of June 30, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	35.6	9.8%	33.2	9.4%
Green	325.7	90.2%	321.3	90.6%
	$361.3	100.0%	$354.5	100.0%
Portfolio and Investment Activity
        The fair value of our investments was approximately $354.5 million in 30 portfolio companies at June 30, 2020 and approximately $284.4 million in 24 companies at December 31, 2019.
        The following table shows our portfolio and investment activity for the six months ended June 30, 2020:

Six Months Ended
(in millions)	June 30, 2020
New investments in 9 portfolio companies	$97.2
Debt repayments in existing portfolio companies	(19.4)
Sales of securities in 1 portfolio companies	(4.8)
Change in unrealized appreciation on 4 portfolio companies	0.2
Change in unrealized depreciation on 26 portfolio companies	(7.5)
Recent Accounting Standards Updates
        See Item 1.—Financial Statements—Note 12. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2020 and for the Period from May 22, 2019 (Inception) to June 30, 2019
Revenue

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019(1)
Interest income	$7,077	$—
Fee income	255	—
Total investment income	$7,332	$—

(1)For the three months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
Investment income for the three months ended June 30, 2020 is driven by our deployment of capital and increasing invested balance. We had not commenced investment operations for the period from May 22, 2019 (inception) to June 30, 2019 and therefore had no investment income.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019(1)
Management fee	$816	$—
Less: management fee waiver	(452)	—
Net management fee	364	—
Incentive fee	705	—
Interest and other financing expenses	1,697	—
Professional fees	212	—
Administrative expenses	229	—
Organizational and offering expenses	86	650
Other general and administrative expenses	42	—
Net expenses	$3,335	$650

(1)For the three months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
Management fees before waivers for three months ended June 30, 2020 were approximately $0.8 million. Per the Investment Management Agreement, the management fee was reduced by 50% until June 30, 2020, which resulted in net management fees of approximately $0.4 million. Incentive fees for the three months ended June 30, 2020 were approximately $0.7 million. We commenced loan origination on August 2, 2019 and therefore did not incur management and/or incentive fees for the period from May 22, 2019 (inception) to June 30, 2019.
        Interest and other financing expenses for the three months ended June 30, 2020 were approximately $1.7 million, due to our drawn balances on the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below). We commenced loan origination on August 2, 2019 and therefore did not incur interest and/or other financing expenses for the period from May 22, 2019 (inception) to June 30, 2019.
During the period from May 22, 2019 (inception) to June 30, 2019, we have incurred only expenses related to our formation, organization and offering of our common units.

Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	June 30, 2020	June 30, 2019(1)
Net realized losses on investments	$(230)	$—
Net change in unrealized appreciation of investments	7,116	—
Net realized and unrealized gains	$6,886	$—

(1)For the three months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
        Our net realized losses and unrealized gains resulted in a net gain of approximately $6.9 million for the three months ended June 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended June 30, 2020, was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. We commenced investment activities on August 2, 2019 and therefore did not incur net realized and unrealized gains (losses) for the period from May 22, 2019 (inception) to June 30, 2019.
Results of Operations for the Six Months Ended June 30, 2020 and for the Period from May 22, 2019 (Inception) to June 30, 2019
Revenue

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019(1)
Interest income	$13,826	$—
Fee income	972	—
Total investment income	$14,798	$—

(1)For the six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
Investment income for the six months ended June 30, 2020 is driven by our deployment of capital and increasing invested balance. We had not commenced investment operations for the period from May 22, 2019 (inception) to June 30, 2019 and therefore had no investment income.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019(1)
Management fee	$1,647	$—
Less: management fee waiver	(868)	—
Net management fee	779	—
Incentive fee	1,359	—
Interest and other financing expenses	3,883	—
Professional fees	376	650
Administrative expenses	467	—
Organizational and offering expenses	139	—
Other general and administrative expenses	93	—
Net expenses	$7,096	$650

(1)For the six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
Management fees before waivers for the six months ended June 30, 2020 were approximately $1.6 million. Per the Investment Management Agreement, the management fee was reduced by 50% until June 30, 2020, which resulted in net management fees of approximately $0.8 million. Incentive fees for the six months ended ended June 30, 2020 were approximately $1.4 million. We commenced loan origination on August 2, 2019 and therefore did not incur management and/or incentive fees for the period from May 22, 2019 (inception) to June 30, 2019.
        Interest and other financing expenses for the six months ended June 30, 2020 were approximately $3.9 million, due to our drawn balances on the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below). We commenced loan origination on August 2, 2019 and therefore did not incur interest and/or other financing expenses for the period from May 22, 2019 (inception) to June 30, 2019.
During the period from May 22, 2019 (inception) to June 30, 2019, we have incurred only expenses related to our formation, organization and offering of our common units.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019(1)
Net realized losses on investments	$(230)	$—
Net change in unrealized depreciation of investments	(7,290)	—
Net realized and unrealized losses	$(7,520)	$—

(1)For the six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
        Our net realized and unrealized losses resulted in a net loss of approximately $7.5 million for the six months ended June 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic. We commenced investment activities on August 2, 2019 and therefore did not incur net realized and unrealized gains (losses) for the period from May 22, 2019 (inception) to June 30, 2019.
Liquidity and Capital Resources
        The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
        We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial unitholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2020, our asset coverage ratio was 213.9% as compared to 154.21% as of March 31, 2020. The increase in asset coverage is primarily attributable to a capital drawdown during the quarter ended June 30, 2020, which generated cash to repay borrowings on the BMO Subscription Line.
        Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2020 and December 31, 2019, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2020	December 31, 2019
Capital Commitments	$328.6	$316.1
Unfunded Capital Commitments	131.4	189.7
% of Capital Commitments Funded	60.0%	40.0%
        At June 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $5.7 million and $69.4 million, respectively. Our cash used in operating activities for the six months ended June 30, 2020 and for the period from May

22, 2019 (inception) to June 30, 2019, was approximately $100.3 million and $0.0, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments.
Borrowings
        BMO Subscription Line—On July 30, 2019, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, the "BMO Subscription Line"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250.0 million or 80.0% of the remaining unfunded Capital Commitments. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing costs over the life of the BMO Subscription Line. As of the most recent amendment, the BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2020 and June 30, 2019

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Interest expense	$1.0	$—	$2.4	$—
Amortization of financing costs	$—	$—	$—	$—
Weighted average interest rate	3.3%	—%	3.8%	—%
Effective interest rate	3.3%	—%	3.9%	—%
Average debt outstanding	$113.4	$—	$124.0	$—

(1)For the three and six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
        As of June 30, 2020 and December 31, 2019, the outstanding balance on the BMO Subscription Line was $86.7 million and $151.7 million, respectively, and we were in compliance with the applicable covenants in the BMO Subscription Line on such dates.
        Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into a Loan and Security Agreement (the "Wells Credit Facility") as the Borrower, us as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on August 30, 2024 and has a maximum facility amount of $200.0 million which may increase in size, under certain circumstances, up to a total of $300.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2020	June 30, 2019(1)	June 30, 2020	June 30, 2019(1)
Interest expense	$0.5	$—	$0.9	$—
Non-usage fee	$0.1	$—	$0.3	$—
Amortization of financing costs	$0.1	$—	$0.2	$—
Weighted average interest rate	2.6%	—%	3.0%	—%
Effective interest rate	4.1%	—%	4.9%	—%
Average debt outstanding	$74.0	$—	$60.4	$—

(1)For the three and six months ended June 30, 2019, amounts represent the period from May 22, 2019 (inception) to June 30, 2019.
        As of June 30, 2020 and December 31, 2019, the outstanding balance on the Wells Credit Facility was $79.1 million and $39.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
        We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2020 and December 31, 2019, we had outstanding commitments to third parties to fund investments totaling $17.4 million and $16.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
        We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2020 and December 31, 2019, we had commitment letters to purchase investments in the aggregate par amount of $0.0 million and $19.1 million, respectively, which could require funding in the future. As of June 30, 2020 and December 31, 2019, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
        A summary of our significant contractual payment obligations as of June 30, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$86.7	$86.7	$—	$—	$—
Wells Credit Facility (2)	79.1	—	—	79.1	—
Total Contractual Obligations	$165.8	$86.7	$—	$79.1	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($86.7 million as of June 30, 2020) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
(2)Under the terms of the $200.0 million Wells Credit Facility, all outstanding borrowings under that facility ($79.1 million as of June 30, 2020) must be repaid on or before August 30, 2024. As of June 30, 2020, there was approximately $120.9 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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

        We have also entered into an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services.
        If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
        Distributions declared for the six months ended June 30, 2020 totaled approximately $7.9 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per unit that have been declared by our board of directors for the most recent fiscal year and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Unit Amount(1)
December 31, 2020
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	$0.24
First Quarter	March 20, 2020	March 23, 2020	April 13, 2020	0.25
				$0.49
December 31, 2019
Fourth Quarter	December 20, 2019	December 20, 2019	January 17, 2020	$0.39
Fourth Quarter	December 20, 2019	December 27, 2019	January 17, 2020	0.05
				$0.44

(1)Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2019, total distributions declared were $4.4 million, of which the distributions were comprised of approximately 100.00% of ordinary income, 0.00% of long-term capital gains and 0.00% of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
Related Parties
        We have entered into a number of business relationships with affiliated or related parties, including the following:
•We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.
•We have entered into the Expense Limitation and Reimbursement Agreement with the Investment Adviser. The Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that we will not be required to pay certain expenses in excess of a maximum aggregate amount defined in the Expense Limitation and Reimbursement Agreement.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2020, approximately $0.2 million and $0.3 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the period from May 22, 2019 (inception) to June 30, 2019, no indirect administrative expenses were accrued. As of June 30, 2020, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain".
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
        We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of June 30, 2020, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
        The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
        Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(0.15)%
Base Interest Rate	—%
+100 Basis Points	5.04%
+200 Basis Points	13.82%
+300 Basis Points	22.59%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
        As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
        We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2020. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as "COVID-19") surfaced in China and has since spread and continues to spread to other countries, including the United States. This outbreak has led, and for an unknown period of time, will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.
We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.
Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of the COVID- 19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.
Adverse developments in the credit markets may impair our ability to secure debt financing.
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and us.
If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association ("BBA") in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR"). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In the event that the LIBOR Rate is no longer available or published on a current basis or no longer made available or used for determining the interest rate of loans, our administrative agent that manages our loans will generally select a comparable successor rate; provided that (i) to the extent a comparable or successor rate is approved by the administrative agent, the approved rate shall be applied in a manner consistent with market practice; and (ii) to the extent such market practice is not administratively feasible for the administrative agent, such approved rate shall be applied as otherwise reasonably determined by the administrative agent.
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

(1)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s registration statement on Form 10 Pre-Effective Amendment No. 1 (File No. 000-56072) filed on September 13, 2019.
(3)Previously filed in in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-Q filed on November 13, 2019.
* Filed herewith.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2020.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)