Form 10-Q
period 2020-09-30
New Mountain Guardian III BDC, L.L.C.
filed 2020-11-12
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2020

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 12, 2020 was 19,715,892. As of September 30, 2020, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian III BDC, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2020 (unaudited) and December 31, 2019	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2020 (unaudited), for the three months ended September 30, 2019 (unaudited) and for the period from May 22, 2019 (inception) to September 30, 2019 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2020 (unaudited), for the three months ended September 30, 2019 (unaudited) and for the period from May 22, 2019 (inception) to September 30, 2019 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and for the period from May 22, 2019 (inception) to September 30, 2019 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2020 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2019	12
	Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C. (unaudited)	16
	Report of Independent Registered Public Accounting Firm	35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
	Signatures	58

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Non-controlled/non-affiliated investments at fair value (cost of $379,565 and $283,874, respectively)	$378,069	$284,408
Cash and cash equivalents	19,610	69,411
Interest receivable	1,800	1,564
Receivable from unsettled securities sold	1,738	—
Other assets	110	195
Total assets	$401,327	$355,578
Liabilities
Borrowings
BMO Subscription Line	$103,727	$151,727
Wells Credit Facility	98,600	39,600
Deferred financing costs (net of accumulated amortization of $498 and $142, respectively)	(1,683)	(2,038)
Net borrowings	200,644	189,289
Distribution payable	3,943	4,442
Management fee payable	818	301
Incentive fee payable	713	477
Interest payable	504	1,091
Payable to affiliate	175	300
Payable for unsettled securities purchased	—	32,518
Other liabilities	390	1,298
Total liabilities	207,187	229,716
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 19,715,892 and 12,643,928 units issued and outstanding, respectively	197,159	126,347
Accumulated overdistributed earnings	(3,019)	(485)
Total members' capital	$194,140	$125,862
Total liabilities and members' capital	$401,327	$355,578
Members' capital per unit	$9.85	$9.95
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Investment income
Interest income	$7,308	$1,323	$21,134	$1,323
Fee income	302	1,407	1,274	1,407
Total investment income	7,610	2,730	22,408	2,730
Expenses
Interest and other financing expenses	1,552	431	5,435	431
Management fee	864	407	2,511	407
Incentive fee	713	—	2,072	—
Administrative expenses	229	394	696	394
Professional fees	162	102	538	102
Organizational and offering expenses	55	292	194	942
Other general and administrative expenses	38	32	131	32
Total expenses	3,613	1,658	11,577	2,308
Less: management fees waived (See Note 5)	(46)	(297)	(914)	(297)
Net expenses	3,567	1,361	10,663	2,011
Net investment income	4,043	1,369	11,745	719
Net realized losses on investments	(46)	—	(276)	—
Net change in unrealized appreciation (depreciation) of investments	5,260	195	(2,030)	195
Net realized and unrealized gains (losses)	5,214	195	(2,306)	195
Net increase in members' capital resulting from operations	$9,257	$1,564	$9,439	$914
Earnings per unit (basic & diluted)	$0.47	$0.34	$0.57	$0.28
Weighted average common units outstanding - basic & diluted (See Note 10)	19,715,892	4,612,278	16,560,799	3,214,618

(1)For the nine months ended September 30, 2019, amounts represent the period from May 22, 2019 (inception) to September 30, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Increase (decrease) in members' capital resulting from operations:
Net investment income	$4,043	$1,369	$11,745	$719
Net realized losses on investments	(46)	—	(276)	—
Net change in unrealized appreciation (depreciation) of investments	5,260	195	(2,030)	195
Net increase in members' capital resulting from operations	9,257	1,564	9,439	914
Capital transactions
Contributions	—	98,680	70,720	98,680
Cancellation of units	—	(1)	—	(1)
Placement fees	—	(45)	(45)	(45)
Distributions declared to unitholders from net investment income	(3,943)	—	(11,836)	—
Total net (decrease) increase in members' capital resulting from capital transactions	(3,943)	98,634	58,839	98,634
Net increase in members' capital	5,314	100,198	68,278	99,548
Members' capital at the beginning of the period	188,826	(650)	125,862	—
Members' capital at the end of the period	$194,140	$99,548	$194,140	$99,548

Capital unit activity
Units issued	—	9,868,028	7,071,964	9,868,028
Units canceled	—	(100)	—	(100)
Net increase in units outstanding	—	9,867,928	7,071,964	9,867,928

(1)For the nine months ended September 30, 2019, amounts represent the period from May 22, 2019 (inception) to September 30, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019(1)
Cash flows from operating activities
Net increase in members' capital resulting from operations	$9,439	$914
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized losses on investments	276	—
Net change in unrealized depreciation (appreciation) of investments	2,030	(195)
Amortization of purchase discount	(785)	(16)
Amortization of deferred financing costs	356	38
Amortization of deferred offering costs	108	25
Non-cash investment income	(389)	(61)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(121,067)	(229,459)
Proceeds from sales and paydowns of investments	29,890	57
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	83	46
Cash paid for purchase of drawn portion of revolving credit facilities	(467)	—
Cash paid on drawn revolvers	(6,104)	—
Cash repayments on drawn revolvers	2,872	—
Receivable from unsettled securities sold	(1,738)	—
Interest receivable	(236)	(929)
Deferred offering costs	—	(155)
Other assets	(23)	(65)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(32,518)	56,465
Interest payable	(587)	366
Incentive fee payable	236	—
Management fee payable	517	110
Accrued organizational and offering expenses	—	1,049
Payable to affiliates	(125)	426
Other liabilities	75	146
Net cash flows used in operating activities	(118,157)	(171,238)
Cash flows from financing activities
Distributions	(12,335)	—
Net proceeds from issuance of common units	70,720	98,680
Cancellation of common units	—	(1)
Proceeds from BMO Subscription Line	103,000	118,415
Repayment of BMO Subscription Line	(151,000)	—
Proceeds from Wells Credit Facility	59,000	39,600
Placement fees paid	(45)	(45)
Deferred financing costs paid	(984)	(839)
Net cash flows provided by financing activities	68,356	255,810
Net (decrease) increase in cash and cash equivalents	(49,801)	84,572
Cash and cash equivalents at the beginning of the period	69,411	—
Cash and cash equivalents at the end of the period	$19,610	$84,572

Supplemental disclosure of cash flow information
Cash interest paid	$4,965	$24
Non-cash financing activities:
Distributions declared and payable	$3,943	$—
Accrual for deferred credit facility costs	—	871
Accrual for offering costs	—	155

(1)For the nine months ended September 30, 2019, amounts represent the period from May 22, 2019 (inception) to September 30, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(3)	8.15% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$11,965	6.16%
Total Funded Debt Investments - Canada					$12,000	$12,000	$11,965	6.16%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$14,329	$14,265	$13,918	7.17%
Total Funded Debt Investments - United Arab Emirates					$14,329	$14,265	$13,918	7.17%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(3)	8.40% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,345	$22,331	11.50%
Total Funded Debt Investments - United Kingdom					$22,500	$22,345	$22,331	11.50%
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	2/6/2020	5/24/2024	$23,113	$22,988	$23,113
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/S)	2/6/2020	5/24/2024	1,558	1,550	1,558
					24,671	24,538	24,671	12.71%
Bluefin Holding, LLC
Software	Second lien (2)(3)	7.90% (L + 7.75%/M)	9/6/2019	9/6/2027	22,000	22,000	22,000	11.33%
KAMC Holdings, Inc
Business Services	Second lien (2)(3)	8.26% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,348	21,652	11.15%
MED Parentco, LP
Healthcare Services	Second lien (2)(3)	8.40% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,850	21,624	11.14%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	19,285	19,160	19,285
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	400	397	400
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	319	317	319
					20,004	19,874	20,004	10.30%
Astra Acquisition Corp.
Software	First lien (2)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	19,199	19,063	19,295	9.94%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/M)	8/7/2019	7/16/2026	17,840	17,764	17,840
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2024	978	974	978
					18,818	18,738	18,818	9.69%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	14,028	13,964	14,068
	First lien (3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	2,539	2,527	2,546
					16,567	16,491	16,614	8.56%
CoolSys, Inc.
Industrial Services	First lien (2)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	14,418	14,353	14,454
	First lien	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	1,847	1,838	1,852
					16,265	16,191	16,306	8.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Instructure, Inc. **
Software	First lien (3)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	$15,699	$15,607	$15,602	8.04%
Recorded Future, Inc.
Software	First lien (3)	7.25% (L + 6.25%/S)	8/26/2019	7/3/2025	13,583	13,485	13,587
	First lien (3)(4) - Drawn	7.25% (L + 6.25%/S)	8/26/2019	7/3/2025	1,087	1,078	1,087
					14,670	14,563	14,674	7.56%
PaySimple, Inc.
Software	First lien (2)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	11,012	10,918	10,571
	First lien (2)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	3,599	3,535	3,456
					14,611	14,453	14,027	7.23%
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	8/15/2019	9/18/2023	12,231	11,961	12,231	6.30%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	6.75% (L + 5.75%/S)	8/6/2019	7/1/2024	7,433	7,403	7,267
	First lien (3)	6.75% (L + 5.75%/S)	8/6/2019	7/1/2024	2,214	2,205	2,164
					9,647	9,608	9,431	4.86%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	8,247	8,209	8,206	4.23%
Integral Ad Science, Inc.
Software	First lien (2)(3)	8.25% (L + 6.00% + 1.25% PIK/S)*	8/27/2019	7/19/2024	7,621	7,560	7,678	3.95%
Salient CRGT Inc.
Federal Services	First lien (2)(3)	7.50% (L + 6.50%/S)	11/14/2019	2/28/2022	7,783	7,426	7,672	3.94%
Diligent Corporation
Software	First lien (2)(3)	7.25% (L + 6.25%/S)	8/4/2020	8/4/2025	7,544	7,452	7,645	3.94%
OEConnection LLC
Business Services	Second lien (2)(3)	8.40% (L + 8.25%/M)	9/25/2019	9/25/2027	7,677	7,607	7,561	3.89%
Sphera Solutions, Inc.
Software	First lien (2)(3)	8.00% (L + 7.00%/Q)	9/10/2019	6/14/2022	7,410	7,362	7,410	3.82%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.15% (L + 5.00%/M)	7/30/2019	7/31/2026	7,444	7,411	7,332	3.78%
Vectra Co.
Business Products	Second lien (3)	7.40% (L + 7.25%/M)	6/22/2020	3/8/2026	5,833	5,459	5,770	2.97%
Wrike, Inc.
Software	First lien (3)	7.75% (L + 6.75%/S)	12/13/2019	12/31/2024	5,455	5,407	5,455	2.81%
Kaseya Inc.
Software	First lien (3)	8.09% (L + 4.00% + 3.00% PIK/S)*	3/4/2020	5/2/2025	4,969	4,903	5,019
	First lien (3)(4) - Drawn	7.50% (L + 6.50%/S)	8/3/2020	5/2/2025	77	75	77
	First lien (3)(4) - Drawn	8.06% (L + 4.00% + 3.00% PIK/S)*	8/3/2020	5/2/2025	43	42	43
					5,089	5,020	5,139	2.65%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	4.50% (L + 3.50%/M)	9/27/2019	8/28/2024	7,423	6,338	4,355	2.24%
VT Topco, Inc.
Business Services	Second lien (2)(3)	7.15% (L + 7.00%/M)	8/6/2020	7/31/2026	4,475	4,111	4,243	2.19%
iCIMS, Inc.
Software	First lien (3)	7.50% (L + 6.50%/S)	8/27/2019	9/12/2024	2,290	2,271	2,291	1.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(3)	9.25% (L + 8.25%/Q)	8/27/2019	9/5/2024	$2,134	$2,117	$2,110	1.09%
Total Funded Debt Investments - United States					$335,307	$331,035	$329,816	169.89%
Total Funded Debt Investments					$384,136	$379,645	$378,030	194.72%
Total Funded Investments						$379,645	$378,030	194.72%
Unfunded Debt Investments - United States
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	$1,828	$(22)	$24
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	609	(7)	—
					2,437	(29)	24	0.01%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	3/4/2020	3/4/2022	2,029	(5)	20
	First lien (3)(4) - Undrawn	—	8/3/2020	5/3/2021	181	(2)	2
	First lien (3)(4) - Undrawn	—	8/3/2020	5/2/2025	80	(2)	—
					2,290	(9)	22	0.01%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	667	—	2
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	1,170	(5)	—
					1,837	(5)	2	0.00%
CoolSys, Inc.
Industrial Services	First lien (4) - Undrawn	—	11/20/2019	11/19/2021	618	—	2	0.00%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/26/2019	1/3/2021	1,087	(8)	—
	First lien (3)(4) - Undrawn	—	8/26/2019	7/3/2025	543	(3)	—
					1,630	(11)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/24/2019	10/1/2021	883	(6)	—
	First lien (3)(4) - Undrawn	—	9/24/2019	9/30/2026	964	(6)	—
					1,847	(12)	—	—%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2021	3,913	—	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	2/6/2020	5/24/2024	667	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	592	(3)	(3)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2020
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Instructure, Inc. **
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	$1,223	$(7)	$(8)	(0.00)%
Total Unfunded Debt Investments - United States					$17,054	$(80)	$39	0.02%
Total Unfunded Debt Investments					$17,054	$(80)	$39	0.02%
Total Non-Controlled/Non-Affiliated Investments						$379,565	$378,069	194.74%
Total Investments						$379,565	$378,069	194.74%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2020.
*    All or a portion of interest contains payment-in-kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2020, 15.90% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2020
(unaudited)

September 30, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	69.01%
Second lien	30.99%
Total investments	100.00%

September 30, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	57.43%
Business Services	12.01%
Healthcare Services	10.71%
Healthcare Information Technology	4.98%
Industrial Services	4.31%
Education	3.68%
Specialty Chemicals & Materials	2.17%
Federal Services	2.03%
Business Products	1.53%
Distribution & Logistics	1.15%
Total investments	100.00%

September 30, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%
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
*    All or a portion of interest contains payment-in-kind ("PIK") interest.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C.
September 30, 2020
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
    New Mountain Guardian III BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on May 22, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
    New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services.
    The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. The Company may accept and draw down Capital Commitments from investors throughout the Closing Period. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and will continue until the four-year anniversary of such date (the "Investment Period"). The term of the Company is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
    The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility.
    The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2020, the Company's top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
Note 2. Summary of Significant Accounting Policies
    Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiary GIII SPV.
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
    Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2020 and December 31, 2019.
    Revenue recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2020, the Company recognized PIK interest from investments of $135 and $379, respectively. For both the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019, the Company recognized PIK interest from investments of $61.
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
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
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
    Distributions—Distributions to the Company's unitholders are recorded on the record date as set by the Company's board of directors. The Company intends to make distributions to its unitholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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

Note 3. Investments
    At September 30, 2020, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$261,845	$260,923
Second lien	117,720	117,146
Total investments	$379,565	$378,069
    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$215,890	$217,107
Business Services	46,066	45,421
Healthcare Services	40,986	40,497
Healthcare Information Technology	18,738	18,818
Industrial Services	16,191	16,308
Education	14,265	13,918
Specialty Chemicals & Materials	8,206	8,203
Federal Services	7,426	7,672
Business Products	5,459	5,770
Distribution & Logistics	6,338	4,355
Total investments	$379,565	$378,069
    At December 31, 2019, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$175,758	$176,256
Second lien	108,116	108,152
Total investments	$283,874	$284,408
    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$112,078	$112,283
Healthcare Services	57,088	57,286
Business Services	41,936	41,931
Education	28,501	28,684
Healthcare Information Technology	17,595	17,570
Industrial Services	14,455	14,443
Distribution & Logistics	6,221	6,134
Federal Services	6,000	6,077
Total investments	$283,874	$284,408
    As of September 30, 2020, the Company had unfunded commitments on revolving credit facilities of $5,848 and no unfunded commitments on bridge facilities. As of September 30, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $11,206. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2020.
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
    The Company's financial condition and portfolio companies may continue to be negatively impacted by the recent outbreak of the novel strain of coronavirus ("COVID-19"). On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent to which the COVID-19 crisis will impact the Company's financial condition and portfolio companies will depend on future developments affecting not only the Company, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of the spread of the disease.
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
    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2020:

	Total	Level I	Level II	Level III
First lien	$260,923	$—	$37,568	$223,355
Second lien	117,146	—	—	117,146
Total investments	$378,069	$—	$37,568	$340,501
    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2019:

	Total	Level I	Level II	Level III
First lien	$176,256	$—	$55,471	$120,785
Second lien	108,152	—	21,890	86,262
Total investments	$284,408	$—	$77,361	$207,047
    The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2020:

	Total	First Lien	Second Lien
Fair value, June 30, 2020	$326,122	$219,563	$106,559
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	6,208	2,812	3,396
Purchases, including capitalized PIK and revolver fundings	25,496	18,305	7,191
Proceeds from paydowns of investments	(5,591)	(5,591)	—
Transfers into Level III(1)	7,369	7,369	—
Transfers out of Level III(1)	(19,103)	(19,103)	—
Fair value, September 30, 2020	$340,501	$223,355	$117,146
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$6,208	$2,812	$3,396

(1)As of September 30, 2020, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2020:

	Total	First Lien	Second Lien
Fair value, December 31, 2019	$207,047	$120,785	$86,262
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	732	1,291	(559)
Purchases, including capitalized PIK and revolver fundings	108,794	99,241	9,553
Proceeds from paydowns of investments	(25,925)	(25,925)	—
Transfers into Level III(1)	49,853	27,963	21,890
Fair value, September 30, 2020	$340,501	$223,355	$117,146
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$732	$1,291	$(559)

(1)As of September 30, 2020, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

	Total	First Lien	Second Lien
Fair value, May 22, 2019 (inception) and June 30, 2019	$—	$—	$—
Total gains or losses included in earnings:
Net change in unrealized depreciation of investments	(9)	(9)	—
Purchases, including capitalized PIK and revolver fundings	174,966	111,035	63,931
Proceeds from paydowns of investments	(45)	(45)	—
Fair value, September 30, 2019	$174,912	$110,981	$63,931
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(9)	$(9)	$—
Except as noted in the tables above, there were no transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2020, or for the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
    Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2020 and December 31, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2020 were as follows:

				Range
Type	Fair Value as of September 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$185,688	Market & income approach	EBITDA multiple	7.0x	35.0x	19.7x
			Revenue multiple	4.0x	11.5x	8.5x
			Discount rate	4.5%	12.9%	6.8%
	23,640	Market quote	Broker quote	N/A	N/A	N/A
	14,027	Other	N/A (1)	N/A	N/A	N/A
Second lien	117,146	Market & income approach	EBITDA multiple	12.0x	34.0x	20.9x
			Discount rate	8.1%	10.5%	9.1%
	$340,501

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

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
	$207,047
    The fair value of the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
    For the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.
    The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.

The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Management fee	$864	$407	$2,511	$407
Less: management fee waiver	(46)	(297)	(914)	(297)
Net management fee	818	110	1,597	110
Incentive fee, excluding accrued incentive fees on capital gains	$713	$—	$2,072	$—

(1)For the nine months ended September 30, 2019, amounts represent the period from May 22, 2019 (inception) to September 30, 2019.
For the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
    The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2020, approximately $123 and $392, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For both the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019, approximately $346 of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2020 and December 31, 2019, approximately $123 and $178, respectively, of indirect administrative expenses was included in payable to affiliates.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019(1)	September 30, 2020	September 30, 2019(1)
Interest expense	$691	$314	$3,055	$314
Amortization of financing costs	11	10	36	10
Weighted average interest rate	3.0%	4.9%	3.6%	4.9%
Effective interest rate	3.0%	2.1%	3.7%	2.1%
Average debt outstanding	$91,553	$37,217	$113,094	$37,217

(1)For the three and nine months ended September 30, 2019, amounts represent the period from July 30, 2019 (commencement of the BMO Subscription Line) to September 30, 2019.
As of September 30, 2020 and December 31, 2019, the outstanding balance on the BMO Subscription Line was $103,727 and $151,727, respectively, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such dates.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019(1)	September 30, 2020	September 30, 2019(1)
Interest expense	$569	$12	$1,483	$12
Non-usage fee	164	64	512	64
Amortization of financing costs	107	28	320	28
Weighted average interest rate	2.4%	4.3%	2.7%	4.3%
Effective interest rate	3.6%	11.3%	4.3%	11.3%
Average debt outstanding	$92,350	$3,600	$71,136	$3,600

(1)For the three and nine months ended September 30, 2019, amounts represent the period from August 30, 2019 (commencement of the Wells Credit Facility) to September 30, 2019.
As of September 30, 2020 and December 31, 2019, the outstanding balance on the Wells Credit Facility was $98,600 and $39,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
Note 8. Commitments and Contingencies
    In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2020, the Company had unfunded commitments on revolving credit facilities of $5,848, no outstanding bridge financing commitments, and other future funding commitments of $11,206. As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities of $3,192, no outstanding bridge financing commitments and other future funding commitments of $13,290. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
    The Company also has revolving borrowings available under the Wells Credit Facility as of September 30, 2020 and December 31, 2019. See Note 6. Borrowings, for details.

    The Company may from time to time enter into financing commitment letters. As of September 30, 2020 and December 31, 2019, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $19,057, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the nine months ended September 30, 2020 and subsequent to September 30, 2020, COVID-19 has had a significant impact on the U.S. economy and the Company. The Company has experienced a reduction in its net asset value as of September 30, 2020 as compared to its net asset value as of December 31, 2019, due to an increase in unrealized depreciation of its investment portfolio resulting from decreases in fair value of investments. These decreases were attributable to the impact of the COVID-19 pandemic on the markets.
The extent of the continued impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies continue to be adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Members' Capital
    The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	500,000	$5,000
April 15, 2020	May 5, 2020	6,571,964	65,720
		7,071,964	$70,720
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from May 22, 2019 (inception) to September 30, 2019.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
July 5, 2019	July 5, 2019	100	$1
July 19, 2019	August 2, 2019	4,933,964	49,340
August 21, 2019	September 5, 2019	4,933,964	49,339
		9,868,028	$98,680
On September 30, 2019, the Investment Adviser's 100 Units were cancelled and the proceeds of the purchase, $1, were returned.
The following table reflects the distributions declared on the Company's common units for the nine months ended September 30, 2020.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2020	March 23, 2020	April 13, 2020	$0.25
June 23, 2020	June 23, 2020	July 13, 2020	0.24
September 25, 2020	September 29, 2020	October 13, 2020	0.20
			$0.69
There were no distributions for the period from May 22, 2019 (inception) to September 30, 2019.

Note 10. Earnings Per Unit
    The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019(1)
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$9,257	$1,564	$9,439	$914
Denominator for basic & diluted weighted average unit:	19,715,892	4,612,278	16,560,799	3,214,618
Basic & diluted earnings per unit:	$0.47	$0.34	$0.57	$0.28

(1)For the nine months ended September 30, 2019, amounts represent the period from May 22, 2019 (inception) to September 30, 2019.

Note 11. Financial Highlights
    The following information sets forth the Company's financial highlights for the nine months ended September 30, 2020 and for the period from May 22, 2019 (inception) to September 30, 2019.

	Nine Months Ended
	September 30, 2020	September 30, 2019(1)
Per unit data(2):
Members' capital, December 31, 2019 and May 22, 2019 (inception), respectively	$9.95	$—
Net investment income	0.71	0.22
Net realized and unrealized losses(3)	(0.12)	(0.12)
Total net increase	0.59	0.10
Issuance of Units	—	10.00
Placement fees	—	(0.01)
Distributions declared to unitholders from net investment income	(0.69)	—
Members' capital, September 30, 2020 and September 30, 2019, respectively	$9.85	$10.09
Total return based on members' capital(4)	6.41%	0.88%
Units outstanding at end of period	19,715,892	9,867,928
Average weighted units outstanding for the period	16,560,799	3,214,618
Average members' capital for the period	$157,814	$32,153
Ratio to average members' capital:
Net investment income(5)	9.98%	11.35%
Total expenses, before waivers/reimbursements(5)	9.76%	14.29%
Total expenses, net of waivers/reimbursements(5)	8.98%	12.12%

Average debt outstanding—BMO Subscription Line(6)	$113,094	$37,217
Average debt outstanding—Wells Credit Facility(7)	$71,136	$3,600
Asset coverage ratio	195.95%	163.00%
Portfolio turnover	9.12%	0.05%

Capital Commitments	$328,598	$246,698
Funded Capital Commitments	$197,159	$98,679
% of Capital Commitments Funded	60.00%	40.00%

(1)For the nine months ended September 30, 2019, amounts represent for the period from May 22, 2019 (inception) to September 30, 2019.
(2)Per unit data is based on weighted average units outstanding for the respective period (except for issuance of Units and distributions declared to unitholders, which are based on actual rate per unit).
(3)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the nine months ended September 30, 2020 was $0.02 and for the period from May 22, 2019 (inception) to September 30, 2019 was $(0.18).
(4)Total return is calculated assuming a purchase at members' capital per Unit on the first day of the year for the nine months ended September 30, 2020, an initial purchase price of $10.00 per Unit for the nine months ended September 30, 2019 and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(5)Annualized, except organizational and offering costs.

(6)For the nine months ended September 30, 2019, average debt outstanding represents the period from July 30, 2019 (commencement of the BMO Subscription Line) to September 30, 2019.
(7)For the nine months ended September 30, 2019, average debt outstanding represents the period from August 30, 2019 (commencement of the Wells Credit Facility) to September 30, 2019.
Note 12. Recent Accounting Standards Updates
    In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended September 30, 2020.
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
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments, as of September 30, 2020, and the related consolidated statements of operations and changes in members’ capital for the three-month and nine-month periods ended September 30, 2020 and the three-month period ended September 30, 2019 and period from May 22, 2019 (inception) to September 30, 2019, and cash flows for the nine-month period ended September 30, 2020 and period from May 22, 2019 (inception) to September 30, 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 12, 2020

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
    We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States ("U.S.") Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statement on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
    We are a Delaware limited liability company formed on May 22, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
    The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital, whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services.

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
    Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2020, our top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
    As of September 30, 2020, our members' capital was approximately $194.1 million and our portfolio had a fair value of approximately $378.1 million in 31 portfolio companies.
COVID-19 Developments
    On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and on us. The extent of the continued impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies continue to be adversely impacted by the effects of the COVID-19 pandemic, such impact may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.
    An increase in unrealized depreciation of our investment portfolio due to decreases in fair value of investments attributable to the COVID-19 pandemic has resulted in a reduction in our members' capital per unit as of September 30, 2020 as compared to our members' capital per unit as of December 31, 2019. As of September 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were not in default of any of the asset coverage requirements under any of our credit facilities as of September 30, 2020. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our members' capital, as a result of the effects of the COVID-19 pandemic or otherwise, increases the risk of breaching the relevant covenants. For additional discussion on the impact of the COVID-19 pandemic on our portfolio companies, see "Monitoring of Portfolio Investments".
    We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and we may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. For example, recurring COVID-19 outbreaks have led to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues) in certain states in the U.S. and globally and could continue to lead to the reintroduction of such restrictions elsewhere. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future.

Critical Accounting Policies
    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$260,923	$—	$37,568	$223,355
Second lien	117,146	—	—	117,146
Total investments	$378,069	$—	$37,568	$340,501
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
    Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$185,688	Market & income approach	EBITDA multiple	7.0x	35.0x	19.7x
			Revenue multiple	4.0x	11.5x	8.5x
			Discount rate	4.5%	12.9%	6.8%
	23,640	Market quote	Broker quote	N/A	N/A	N/A
	14,027	Other	N/A (1)	N/A	N/A	N/A
Second lien	117,146	Market & income approach	EBITDA multiple	12.0x	34.0x	20.9x
			Discount rate	8.1%	10.5%	9.1%
	$340,501

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2020, we recognized PIK interest from investments of approximately $0.2 million and $0.4 million, respectively. For both the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019, we recognized PIK interest from investments of approximately $0.1 million.
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
    The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2020:

(in millions)	As of September 30, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$49.1	12.9%	$49.5	13.1%
Investment Rating 2	330.5	87.1%	328.6	86.9%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$379.6	100.0%	$378.1	100.0%
    As of September 30, 2020, all investments in our portfolio had an Investment Rating of 1 or 2.
    In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of September 30, 2020:

(in millions)	As of September 30, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	6.3	1.7%	4.4	1.2%
Yellow	22.4	5.9%	21.7	5.7%
Green	350.9	92.4%	352.0	93.1%
	$379.6	100.0%	$378.1	100.0%

Portfolio and Investment Activity
    The fair value of our investments was approximately $378.1 million in 31 portfolio companies at September 30, 2020 and approximately $284.4 million in 24 companies at December 31, 2019.
    The following table shows our portfolio and investment activity for the nine months ended September 30, 2020 and for the period from May 22, 2019 (inception) to September 30, 2019:

	Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019(1)
New investments in 16 and 20 portfolio companies, respectively	$121.0	$229.4
Debt repayments in existing portfolio companies	(23.4)	(0.1)
Sales of securities in 1 and 0 portfolio companies, respectively	(6.5)	—
Change in unrealized appreciation on 15 and 6 portfolio companies, respectively	2.4	0.3
Change in unrealized depreciation on 17 and 9 portfolio companies, respectively	(4.4)	(0.1)

(1)For the nine months ended September 30, 2019, amounts represent for the period from May 22, 2019 (inception) to September 30, 2019.
Recent Accounting Standards Updates
    See Item 1.—Financial Statements—Note 12. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2020 and September 30, 2019
Revenue

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Interest income	$7,308	$1,323
Fee income	302	1,407
Total investment income	$7,610	$2,730
Our total investment income increased by approximately $4.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, total investment income of approximately $7.6 million consisted of approximately $6.9 million in cash interest from investments, approximately $0.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.2 million, and approximately $0.3 million in fee income. The increase in interest income of approximately $6.0 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to our deployment of capital and increasing invested balances. Fee income during the three months ended September 30, 2020, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 3 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Management fee	$864	$407
Less: management fee waiver	(46)	(297)
Net management fee	818	110
Incentive fee	713	—
Interest and other financing expenses	1,552	431
Administrative expenses	229	394
Professional fees	162	102
Organizational and offering expenses	55	292
Other general and administrative expenses	38	32
Net expenses	$3,567	$1,361
Our total net operating expenses increased by $2.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Our management fee increased by $0.7 million, net of a management fee waiver, and our incentive fee increased by $0.7 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $1.1 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to higher drawn balances on our BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below). Organization and offering expenses decreased by approximately $0.2 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to our transition from formation, organization and offering of our common units to commencement of investment operations and deployment of capital. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Net realized losses on investments	$(46)	$—
Net change in unrealized appreciation of investments	5,260	195
Net realized and unrealized gains	$5,214	$195
Our net realized losses and unrealized gains resulted in a net gain of approximately $5.2 million for the three months ended September 30, 2020 as compared to net realized and unrealized gains resulting in a net gain of approximately $0.2 million for the three months ended September 30, 2019. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended September 30, 2020, was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic. The net gain for the three months ended September 30, 2019 was primarily driven by the overall increase in market prices of our investments during the period.

Results of Operations for the Nine Months Ended September 30, 2020 and for the Period from May 22, 2019 (Inception) to September 30, 2019
Revenue

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019(1)
Interest income	$21,134	$1,323
Fee income	1,274	1,407
Total investment income	$22,408	$2,730

(1)For the nine months ended September 30, 2019, amounts represent the period from May 22, 2019 (inception) to September 30, 2019.
Our total investment income increased by approximately $19.7 million for the nine months ended September 30, 2020 as compared to the period from May 22, 2019 (inception) to September 30, 2019. For the nine months ended September 30, 2020, total investment income of approximately $22.4 million consisted of approximately $20.0 million in cash interest from investments, approximately $0.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.7 million, and approximately $1.3 million in fee income. The increase in interest income of approximately $19.8 million during the nine months ended September 30, 2020 as compared to the period from May 22, 2019 (inception) to September 30, 2019 was primarily attributable to our deployment of capital and increasing invested balances over the nine month period as compared to the partial period from August 2, 2019 (commencement of loan origination) to September 30, 2019. Fee income during the nine months ended September 30, 2020, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 10 different portfolio companies.
Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019(1)
Management fee	$2,511	$407
Less: management fee waiver	(914)	(297)
Net management fee	1,597	110
Incentive fee	2,072	—
Interest and other financing expenses	5,435	431
Professional fees	538	102
Administrative expenses	696	394
Organizational and offering expenses	194	942
Other general and administrative expenses	131	32
Net expenses	$10,663	$2,011

(1)For the nine months ended September 30, 2019, amounts represent the period from May 22, 2019 (inception) to September 30, 2019.
Our total net operating expenses increased by approximately $8.7 million for the nine months ended September 30, 2020 as compared to the period from May 22, 2019 (inception) to September 30, 2019. Our management fee increased by approximately $1.5 million, net of a management fee waiver, and our incentive fee increased by approximately $2.1 million for the nine months ended September 30, 2020 as compared to the period from May 22, 2019 (inception) to September 30, 2019. The increase in management and incentive fees was attributable to larger managed and invested capital balances over the nine month period as compared to the partial period from August 2, 2019 (commencement of loan origination) to September 30, 2019.
Interest and other financing expenses increased by approximately $5.0 million during the the nine months ended September 30, 2020 as compared to the period from May 22, 2019 (inception) to September 30, 2019, primarily due to higher drawn balances on the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below). Organization and offering expenses decreased by approximately $0.7 million during the nine months ended September 30, 2020 as compared to the period from May 22, 2019 (inception) to September 30, 2019, primarily due to our transition from formation, organization and offering of our common units to commencement of investment operations and deployment of capital. Our total professional fees, administrative expenses and total other general and administrative expenses increased by approximately $0.8 million during the nine months ended September 30, 2020 as compared to the period from May 22, 2019 (inception) to September 30, 2019 due to the commencement of investment operations and deployment of capital over the nine month period as compared to the partial period from May 22, 2019 (inception) September 30, 2019.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019(1)
Net realized losses on investments	$(276)	$—
Net change in unrealized (depreciation) appreciation of investments	(2,030)	195
Net realized and unrealized gains (losses)	$(2,306)	$195

(1)For the nine months ended September 30, 2019, amounts represent the period from May 22, 2019 (inception) to September 30, 2019.
    Our net realized and unrealized losses resulted in a net loss of approximately $2.3 million for the nine months ended September 30, 2020 as compared to net realized and unrealized gains resulting in a net gain of approximately $0.2 million for the period from May 22, 2019 (inception) to September 30, 2019. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic. The net gain for the period from May 22, 2019 (inception) to September 30, 2019 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity and Capital Resources
    The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
    We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial unitholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2020, our asset coverage ratio was 196.0% as compared to 213.9% as of June 30, 2020. The decrease in asset coverage is primarily attributable to higher drawn balances on our BMO Subscription Line and Wells Credit Facility as of September 30, 2020.
    Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2020 and December 31, 2019, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2020	December 31, 2019
Capital Commitments	$328.6	$316.1
Unfunded Capital Commitments	131.4	189.7
% of Capital Commitments Funded	60.0%	40.0%
    At September 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $19.6 million and $69.4 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2020 and for the period from May 22, 2019 (inception) to September 30, 2019, was approximately $118.2 million and $171.2 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2020		September 30, 2019(1)		September 30, 2020		September 30, 2019(1)
Interest expense	$0.7		$0.3		$3.1		$0.3
Amortization of financing costs	—	(2)	—	(2)	—	(2)	—	(2)
Weighted average interest rate	3.0%		4.9%		3.6%		4.9%
Effective interest rate	3.0%		2.1%		3.7%		2.1%
Average debt outstanding	$91.6		$37.2		$113.1		$37.2

(1)For the three and nine months ended September 30, 2019, amounts represent the period from July 30, 2019 (commencement of the BMO Subscription Line) to September 30, 2019.
(2)For the three and nine months ended September 30, 2020 and September 30, 2019, the amortization of financing costs was less than $50.0 thousand.
    As of September 30, 2020 and December 31, 2019, the outstanding balance on the BMO Subscription Line was $103.7 million and $151.7 million, respectively, and we were in compliance with the applicable covenants in the BMO Subscription Line on such dates.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2020	September 30, 2019(1)		September 30, 2020	September 30, 2019(1)
Interest expense	$0.6	$—	(2)	$1.5	$—	(2)
Non-usage fee	0.2	0.1		0.5	0.1
Amortization of financing costs	0.1	—	(2)	0.3	—	(2)
Weighted average interest rate	2.4%	4.3%		2.7%	4.3%
Effective interest rate	3.6%	11.3%		4.3%	11.3%
Average debt outstanding	$92.4	$3.6		$71.1	$3.6

(1)For the three and nine months ended September 30, 2019, amounts represent the period from August 30, 2019 (commencement of the Wells Credit Facility) to September 30, 2019.
(2)For the three and nine months ended September 30, 2019, the interest expense and amortization of financing costs was less than $50.0 thousand.
    As of September 30, 2020 and December 31, 2019, the outstanding balance on the Wells Credit Facility was $98.6 million and $39.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2020 and December 31, 2019, we had outstanding commitments to third parties to fund investments totaling $17.1 million and $16.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2020 and December 31, 2019, we had commitment letters to purchase investments in the aggregate par amount of $0.0 million and $19.1 million, respectively, which could require funding in the future. As of September 30, 2020 and December 31, 2019, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
    A summary of our significant contractual payment obligations as of September 30, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$103.7	$103.7	$—	$—	$—
Wells Credit Facility (2)	98.6	—	—	98.6	—
Total Contractual Obligations	$202.3	$103.7	$—	$98.6	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($103.7 million as of September 30, 2020) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
(2)Under the terms of the $200.0 million Wells Credit Facility, all outstanding borrowings under that facility ($98.6 million as of September 30, 2020) must be repaid on or before August 30, 2024. As of September 30, 2020, there was approximately $101.4 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
    Distributions declared for the nine months ended September 30, 2020 totaled approximately $11.8 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per Unit that have been declared by our board of directors for the most recent fiscal year and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Unit Amount(1)
December 31, 2020
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	$0.20
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	0.24
First Quarter	March 20, 2020	March 23, 2020	April 13, 2020	0.25
				$0.69
December 31, 2019
Fourth Quarter	December 20, 2019	December 20, 2019	January 17, 2020	$0.39
Fourth Quarter	December 20, 2019	December 27, 2019	January 17, 2020	0.05
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2020, approximately $0.1 million and $0.4 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three months ended September 30, 2019 and for the period from May 22, 2019 (inception) to September 30, 2019, approximately $0.3 million and $0.3 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2020, $0.1 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has granted us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain".
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of September 30, 2020, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.72%
Base Interest Rate	—%
+100 Basis Points	0.33%
+200 Basis Points	8.59%
+300 Basis Points	16.85%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
    As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
    We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2020. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as "COVID-19") surfaced in China and has since spread and continues to spread to other countries, including the United States. This outbreak has led, and for an unknown period of time, will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control.
The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
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
Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The impact of the COVID-19 pandemic has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
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
There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.
The presidential election occurred on November 3, 2020. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if LIBOR will cease to exist after 2021 or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
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
(3)Previously filed in in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-Q filed on November 13, 2019.
* Filed herewith.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2020.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)