Form 10-K
period 2020-12-31
New Mountain Guardian III BDC, L.L.C.
filed 2021-03-09
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
Emerging growth company ☒
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of March 9, 2021 was 30,629,458. As of June 30, 2020, there was no established public market for the registrant's limited liability company common units.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
Item 1.    BUSINESS.
    New Mountain Guardian III BDC, L.L.C. ("we", "us" or "our") is a Delaware limited liability company formed on May 22, 2019. We are a non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
    We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.
Investment Objective and Portfolio
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S.middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2020, our top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services. At December 31, 2020, our portfolio consisted of 33 portfolio companies and was invested 69.6% in first lien loans and 30.4% in second lien loans, as measured at fair value versus 24 portfolio companies invested 62.0% in first lien loans and 38.0% in second lien loans, as measured at fair value at December 31, 2019.
The fair value of our investments was approximately $432.7 million in 33 portfolio companies at December 31, 2020 and approximately $284.4 million in 24 portfolio companies at December 31, 2019.
    The following table shows our portfolio and investment activity for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended
(in millions)	December 31, 2020	December 31, 2019(1)
New investments in 20 and 24 portfolio companies	$181.2	$283.9
Debt repayments in existing portfolio companies	(24.0)	(0.3)
Sales of securities in 1 and 0 portfolio companies	(12.2)	—
Change in unrealized appreciation on 24 and 11 portfolio companies	3.9	0.7
Change in unrealized depreciation on 8 and 9 portfolio companies	(2.4)	(0.2)

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
The following summarizes our ten largest portfolio company investments and our top ten industries in which we were invested as of December 31, 2020, calculated as a percentage of fair value as of December 31, 2020:

Portfolio Company	Percent of Total Investments at Fair Value
Frontline Technologies Group Holdings, LLC	7.4%
GS Acquisitionco, Inc.	5.9%
Aston FinCo S.a r.l. / Aston US Finco, LLC	5.2%
MED Parentco, LP	5.1%
Bluefin Holding, LLC	5.1%
KAMC Holdings, Inc	5.1%
Bullhorn, Inc.	4.6%
Astra Acquisition Corp.	4.5%
Definitive Healthcare Holdings, LLC	4.3%
Instructure, Inc.	4.2%
51.4%

Industry Type	Percent of Total Investments at Fair Value
Software	61.6%
Business Services	12.3%
Healthcare Services	9.6%
Healthcare Information Technology	4.3%
Industrial Services	3.7%
Specialty Chemicals & Materials	2.2%
Education	2.0%
Federal Services	1.8%
Business Products	1.4%
Distribution & Logistics	1.1%
100.0%

Investment Criteria
The Investment Adviser has identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.
•Defensive growth industries. We seek to invest in industries that can succeed in both robust and weak economic environments, but which are also sufficiently large and growing to achieve high valuations providing enterprise value cushion for our targeted debt securities.
•High barriers to competitive entry. We target industries and companies that have well defined industries and well established, understandable barriers to competitive entry.
•Recurring revenue. Where possible, we focus on companies that have a high degree of predictability in future revenue.
•Flexible cost structure. We seek to invest in businesses that have limited fixed costs and therefore modest operating leverage.
•Strong free cash flow and high return on assets. We focus on businesses with a demonstrated ability to produce meaningful free cash flow from operations. We typically target companies that are not asset intensive and that have minimal capital expenditure and minimal working capital growth needs.
•Sustainable business and niche market dominance. We seek to invest in businesses that exert niche market dominance in their industry and that have a demonstrated history of sustaining market leadership over time.
•Established companies. We seek to invest in established companies with sound historical financial performance. We do not intend to invest in start‑up companies or companies with speculative business plans.
Investment Selection and Process
The Investment Adviser believes it has developed a proven, consistent and replicable investment process to execute our investment strategy. The Investment Adviser seeks to identify the most attractive investment sectors from the top down and then works to become the most advantaged investor in these sectors. The steps in the Investment Adviser's process include:
•Identifying attractive investment sectors from the top down;
•Creating competitive advantages in the selected industry sectors; and
•Targeting companies with leading market share and attractive business models in its chosen sectors.
Investment Committee
The Investment Adviser is managed by a five member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $7.5 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Lars O. Johansson served on the Investment Committee from August 2019 to July 2020. Beginning in August 2020, Jack Qian was appointed to the Investment Committee for a year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $7.5 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
The terms of our debt investments are tailored to the facts and circumstances of the transaction and prospective portfolio company and are structured to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that we collect on our debt investments.
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
We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy‑remote characteristics. Our board of directors (the "Board") has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as we do. We would "look through" any such subsidiary to determine compliance with our investment policies.
Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We use several methods of evaluating and monitoring the performance of our investments, including but not limited to the following:
•review of monthly and/or quarterly financial statements and financial projections for portfolio companies provided by its management;
•ongoing dialogue with and review of original diligence sources;
•periodic contact with portfolio company management (and, if appropriate, the private equity sponsor) to discuss financial position, requirements and accomplishments; and
•assessment of business development success, including product development, profitability and the portfolio company's overall adherence to its business plan.
We use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. We use a four‑level numeric rating scale as follows:
•Investment Rating 1—Investment is performing materially above expectations;
•Investment Rating 2—Investment is performing materially in‑line with expectations. All new loans are rated 2 at initial purchase;
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

    The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2020:

(in millions)	As of December 31, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$114.3	26.5%	$115.6	26.7%
Investment Rating 2	316.3	73.5%	317.1	73.3%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$430.6	100.0%	$432.7	100.0%
As of December 31, 2020, all investments in our portfolio had an Investment Rating of 1 or 2.
In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of December 31, 2020:

(in millions)	As of December 31, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	6.4	1.5%	4.6	1.1%
Yellow	—	—%	—	—%
Green	424.2	98.5%	428.1	98.9%
	$430.6	100.0%	$432.7	100.0%
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
Valuation of Portfolio Securities
At all times consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act, we conduct a valuation of our assets, pursuant to which our members' capital is determined.
    We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our Board is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:
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
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, we look at the number of quotes readily available and perform the following procedures:
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
b.Preliminary valuation conclusions will then be documented and discussed with our senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our Board; and
d.When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
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
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the United States, it must be operated for the purpose of investing in or lending to primarily private companies and for qualifying investments it must make significant managerial assistance available to them.
We have a Board. A majority of our Board must be persons who are not "interested persons", as that term is defined in the 1940 Act (the "independent directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company.
As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings, and any preferred units we may issue in the future, of at least 150.0% (which means we can borrow $2 for every $1 of our equity). We monitor our compliance with this coverage ratio on a regular basis.
We may, to the extent permitted under the 1940 Act, issue additional equity or debt capital. We will generally not be able to issue and sell our limited liability company interests (the "Units") at a price below members' capital per Unit without unitholder approval. See Part I—Item 1. Business—The Private Offering in this Annual Report on Form 10-K. We may, however, sell our Units, or warrants, options or rights to acquire our Units, at a price below the then‑current value of our members' capital if our Board determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders approve such sale. In addition, we may generally issue new Units at a price below the value of our members' capital in rights offerings to existing unitholders, in payment of dividends and in certain other limited circumstances.
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
Taxation as a Regulated Investment Company
We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code.
To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with our return for the taxable year, an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a "Qualified Publicly Traded Partnership"); and (4) diversify our holdings so that, at the end of each quarter of each of our taxable years (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships.
As a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gains (the excess of net long‑term capital gains over net short‑term capital losses), if any, that we distribute in each taxable year to our unitholders, provided that we distribute dividends equal to at least 90% of our investment company taxable income plus 90% of our net interest income excludable under Section 103(a) of the Code. We intend to distribute to our unitholders, each taxable year, substantially all of our investment company taxable income and net capital gains.
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, we must timely distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year, (ii) 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for the one‑year period ending October 31 of the calendar year, and (iii) any ordinary income and capital gains net income that we recognized for previous years, but were not distributed during those years, and on which we paid no U.S. federal income tax. For these purposes, we will be deemed to have distributed any income or gains on which we paid U.S. federal income tax.
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
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in
Item— 1A.Risk Factors of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.
General Risks of an Investment in our Units
•There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described in this Annual Report on Form 10-K.
•Our success will depend on the ability of the Investment Adviser to identify suitable portfolio investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of portfolio investments.
•Because the incentive fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement.
•We have a limited operating history.
•The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser.
•If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.

Certain Risks Relating to Portfolio Investments
•Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss.
•If a portfolio company cannot generate adequate cash flow to meet its debt obligations (including obligations to us), we may suffer a partial or total loss of capital invested in the portfolio company.
•A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans a foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt and/or equity securities that we hold.
•We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity.
•A significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments.
•We may participate in a limited number of portfolio investments and, as a consequence, our aggregate return may be substantially adversely affected by the unfavorable performance of even a single portfolio investment.
•To the extent we concentrate portfolio investments in a particular issuer, industry, sub‑sector, security, investment type, or geographic region, we will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto.
•Many of our portfolio investments will be highly illiquid, and we may not be able to realize on such portfolio investments in a timely manner.
•We will be competing for investments with many other investors, as well as financial institutions, open‑ended funds, closed‑ended funds, hedge funds and investment funds affiliated with other financial sponsors and other investors.
•We may invest in portfolio companies that may (i) have an unfavorable financial history, (ii) be operating at a loss or have significant fluctuations in operating results, (iii) be engaged in rapidly changing business environments or (iv) need substantial additional capital to set up internal infrastructure, hire management and personnel, support expansion or achieve or maintain a competitive position.
•We may invest in companies in rapidly changing fields, which may rely on the use of proprietary technology and be materially impacted by technological changes.
•In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates to the extent permitted by the 1940 Act. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks.
•Our investments are almost entirely rated below investment grade or may be unrated, which are often referred to as "leveraged loans", "high yield" or "junk" securities, and may be considered "high risk" compared to debt instruments that are rated investment grade.
Risks Relating to Our Units and Operations
•Our Units have not been registered under the Securities Act, or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available.
•Because there is significant uncertainty as to the valuation of illiquid investments, the values of such investments may not necessarily reflect the values that could actually be realized by us.
•The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC.
•We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions.

•If the Investment Adviser resigns, we may not be able to find a new Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all.
Certain Market, Regulatory and Tax Risks
•Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control.
•The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019.
•We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act").
•The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
The Private Offering
    We conducted a private offering (the "Private Offering") of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering will make a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred and will occur, from time to time, in the Investment Adviser's sole discretion, during the 18‑month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on January 15, 2021 (the "Second A&R LLC Agreement"), the Closing Period was extended to July 30, 2021. We may accept and draw down Capital Commitments from investors throughout the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown," and the date on which the Initial Drawdown occurs, the "Initial Drawdown Date"). The "Investment Period" began on July 15, 2019 and will continue until the four‑year anniversary of such date. Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors (the six year period and any successive extensions, the "Term").
    We have entered into separate subscription agreements with one or more investors providing for the private placement of Units pursuant to the Private Offering and expect to enter into additional subscription agreements from time to time. As of December 31, 2020, we had aggregate Capital Commitments from investors of $423.0 million, of which $169.2 million was undrawn.
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
    The offering price per Unit at the Initial Drawdown Date through the date of the Second A&R LLC Agreement was $10.00. Pursuant to the Second A&R LLC Agreement, the offering price for future drawdown dates will be (1) for any future Drawdown Dates or Catch-Up Dates (each as defined in the Second A&R LLC Agreement) where the then-current Per Unit NAV (as defined in the Second A&R LLC Agreement) is greater than or equal to $9.70, $10.00, and (2) for any future

Drawdown Dates or Catch-Up Dates where the then-current Per Unit NAV is less than $9.70, the greater of (A) the Per Unit NAV and (B) $9.50.
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
Management Services
    The Investment Adviser is registered as an Investment Adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Investment Adviser serves pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of our Board, the Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•determines the securities and other assets that we will purchase, retain or sell;
•identifies, evaluates and negotiates the structure of our investments that we make;
•executes, monitors and services the investments that we make;
•performs due diligence on prospective portfolio companies;
•votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
The Investment Adviser's services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with New Mountain Capital are permitted to furnish similar services to other entities. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours.
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
Base Management Fees
    Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains)(the "Managed Capital") as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement, July 15, 2019 through June 30, 2020, the base management fee was reduced by 50.0% (0.575% through June 30, 2020). The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by us or our subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2.0 million or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap, as defined below.
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
•100% of the dollar amount of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 2.059% (8.235% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.059%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 15.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.059% in any calendar quarter; and
•15.0% of the dollar amount of our pre-incentive fee net investment income, if any, that exceeds a rate of return of 2.059% (8.235% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15.0% of all pre-incentive fee net investment income thereafter is allocated to the Investment Adviser. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the administration agreement (the "Administration Agreement"), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
Expense Limitation
     Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that we will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750.0 million and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of Members' Capital. Further, if our actual Capital Commitments at the end of the Closing Period are less than $750.0 million, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. Our "Specified Expenses" means all Company Expenses (as defined in the Second A&R LLC Agreement) incurred in our operation with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Second A&R LLC Agreement) (which are subject to the Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the Second A&R LLC Agreement), (v) interest on and fees and expenses arising out of all our indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by us or our affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
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
Payment of Expenses
    Our primary operating expenses are interest payable on our debt, the payment of a base management fee and any incentive fees under the Investment Management Agreement and the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•organizational and offering expenses;

•the investigation and monitoring of our investments;
•the cost of calculating members' capital;
•interest payable on debt, if any, to finance our investments;
•the cost of effecting sales and repurchases of our Units and other securities;
•management and incentive fees payable pursuant to the Investment Management Agreement;
•fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•transfer agent and custodial fees;
•fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);
•federal and state registration fees;
•any exchange listing fees;
•federal, state, local and foreign taxes;
•independent directors' fees and expenses;
•brokerage commissions;
•costs of proxy statements, unitholders' reports and notices;
•costs of preparing government filings, including periodic and current reports with the SEC;
•fees and expenses associated with independent audits and outside legal costs;
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•fidelity bond, liability insurance and other insurance premiums; and
•printing, mailing and all other direct expenses incurred by either the Investment Adviser or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, including the allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staffs.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as "qualifying assets", unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC's total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1)    Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an "eligible portfolio company", or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
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
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
    As of December 31, 2020, 10.07% of our total assets were non-qualifying assets.
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
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no temporary investments as of December 31, 2020.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Part I—Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
The proxy voting decisions of Investment Adviser are made by the senior officers who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain, without charge, information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 787 Seventh Avenue, 48th Floor, New York, New York 10019.
Staffing
We do not have any employees. Our day‑to‑day investment operations are managed by the Investment Adviser and the Administrator. See "—Investment Management Agreement" and "—Administration Agreement" in this Annual Report on Form 10-K. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. For a more detailed discussion of the Administration Agreement, see Part II—Item 8—Financial Statements and Supplementary Data—Note 5. Agreements and Related Parties in this Annual Report on Form 10-K.
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in

Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our Units that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iii) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Sarbanes-Oxley Act of 2002
    The Sarbanes-Oxley Act imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-5 of the Exchange Act, our management is required to prepare a report regarding their assessment of their respective internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
    The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Reporting Obligations
In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the Exchange Act. As a result, we have filed a Registration Statement for our Units with the SEC under the Exchange Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information will be available on the SEC's website at www.sec.gov.
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
    We make available free of charge our reports, proxies and information statements and other information as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Information contained on the SEC's website about us is not incorporated into this annual report and should not be considered to be a part of this annual report.
Privacy Notice
    Your privacy is very important to us. Our Privacy Notice sets forth our policies with respect to non-public personal information about our unitholders and prospective and former unitholders. These policies apply to our unitholders and may be changed at any time, provided a notice of such change is given to you. This notice supersedes any other privacy notice you may have received from us.
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
•Authorized Employees of our Investment Adviser.  It is our policy that only authorized employees of our investment adviser who need to know your personal information will have access to it.

•Service Providers.  We may disclose your personal information to companies that provide services on our behalf, such as recordkeeping, processing your trades, and mailing you information. These companies are required to protect your information and use it solely for the purpose for which they received it.
•Courts and Government Officials.  If required by law, we may disclose your personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.
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
The Investment Adviser is managed by an Investment Committee, which provides oversight over our investment activities. The Investment Committee currently consists of five members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
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
Compensation Arrangements
The Investment Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Investment Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is payable quarterly in arrears at an annual rate based on Managed Capital as of the last day of the applicable quarter. Because the incentive fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Investment Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the Managed Capital as of the last day of the applicable quarter, which includes any outstanding borrowings under any subscription line drawn in lieu of capital calls, the Investment Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the Managed Capital as of the last day of the applicable quarter. Moreover, the Investment Adviser's clawback obligation may create an incentive for the Investment Adviser to delay our liquidation where a clawback obligation would be owed. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our unitholders. Our compensation arrangements could therefore result in us making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See "Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest" in this Annual Report on Form 10-K.
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

Indemnification
We will be required to indemnify any person who has served as a director, officer or employee of us, the Investment Adviser and each of their respective affiliates and related parties, and each person serving, or who has served, as a member of the Executive Advisory Council or the advisory committee (collectively, the "Covered Persons") for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to unitholders. For example, in their capacity as directors of portfolio companies the members, managers or affiliates of New Mountain Capital may be subject to derivative or other similar claims brought by shareholders of such companies. The indemnification obligation (including the advancement of expenses in connection therewith) would be payable from our assets, including the unfunded Capital Commitments of unitholders. Furthermore, as a result of the provisions contained in our Second A&R LLC Agreement, unitholders may have a more limited right of action in certain cases than it would in the absence of such limitations. For example, Covered Persons will not owe a duty of care equivalent to a "negligence" standard, but rather the Second A&R LLC Agreement provides that the Covered Persons will not be liable unless they act with "gross negligence." Further, members of the advisory committee will not be held to a "gross negligence" standard, but would only be liable for fraud, bad faith, or willful misconduct. In addition, under the Second A&R LLC Agreement we are required to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person's entitlement to indemnification), there may be periods where we are advancing expenses to an individual or entity with whom we are not aligned or is otherwise an adverse party in a dispute.
Limited Recourse
Subject to the requirements of the 1940 Act, the Investment Management Agreement and Administration Agreement each include exculpation, indemnification and other provisions that will limit the circumstances under which the Investment Adviser and the Administrator, respectively, can be held liable to us. In addition, investors should note that the Second A&R LLC Agreement contains provisions that, subject to applicable law, reduce or eliminate the liability of Covered Persons and limit remedies of the unitholders. Additionally, certain service providers to us, the Investment Adviser, the Administrator, their respective affiliates and other persons, including, without limitation, the members of the advisory committee, may be entitled to exculpation and indemnification. As a result, the unitholders may have a more limited right of action in certain cases than they would in the absence of such limitations.
Lack of Operating History
We and certain other affiliated entities have very limited operations and therefore have limited meaningful operating history upon which an investor may evaluate their performance. Moreover, New Mountain Capital has not previously sponsored or managed a private BDC pursuing the same investment objective and strategy as us. The prior investment performance described herein (in which we will not participate), as with all performance data, can provide no assurance of our future results. The investment performance of the previous credit funds managed by New Mountain Capital contained herein were achieved under different market conditions and with involvement from investment professionals that may not be involved with our investment activities. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that it will not achieve our investment objective and that the value of a Unit in us could decline substantially. The past performance of New Mountain Capital or the Investment Adviser's investment professionals is not a reliable indicator of our future performance. Accordingly, investors should draw no conclusions from the performance of any previous credit platform vehicles and should not expect to achieve similar results.
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
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood that we realize any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;
•may be targets of cybersecurity or other technological risks;
•may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition.
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
Fund‑Level Borrowings
Subject to the limitations set forth in the Second A&R LLC Agreement and in accordance with the 1940 Act, we may, at any time before or after the end of the Investment Period, borrow funds to (i) cover organizational and offering expenses and fund expenses, (ii) provide financing to consummate the purchase of portfolio investments; (iii) make repurchases of Units; or (iv) provide financing for debt investments, and may, to the extent consistent with RIC requirements, withhold from distributions amounts necessary to repay such borrowings. The interest expense and other costs incurred in connection with such borrowings may not be recovered by income from investments purchased by us. If investment results fail to cover the cost of borrowings, the value of the portfolio held by us will decrease faster than if there had been no such borrowings. Additionally, if the investments fail to perform to expectation, the interests of our unitholders will be subordinated to such leverage, which will compound any such adverse consequences. In connection with one or more credit facilities entered into by us, distributions to the unitholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Certain borrowings may be secured by assignment of the obligations of the unitholders to make capital contributions to us and a security interest in investments. Any default by us under such a credit facility could enable a lender to take action against any unitholder to the extent of its then‑remaining undrawn commitments. Additionally, in the event of a failure to pay or other event of default under any such credit facility, the lenders could require investors to fund their entire remaining unfunded commitments. Leverage may limit the unitholders' ability to use their interests in us as collateral for other indebtedness. If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the security for such loan. A credit facility at the fund level may also place restrictions on payments to equity holders, including prohibitions on payments in the event of any default (or continuance thereof) under such credit facility.
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
The 1940 Act, as amended by the Small Business Credit Availability Act, permits a BDC to reduce the required minimum asset coverage ratio applicable to it from 200.0% to 150.0% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein.
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
The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without unitholder approval. As a result, the Board may be able to change our investment policies and objectives without any input from the unitholders. However, absent unitholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our unitholders.
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
We cannot assure investors that it will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing Units. These factors increase the uncertainty, and thus the risk, of investing in Units. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
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
Hedging; Derivative Instruments
Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation ("EMIR"), Markets in Financial Investments Regulation ("MIFIR")/Markets in Financial Instruments Directive ("MIFID II")), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as "swap dealers", "security-based swap dealers", "major swap participants", and "major security-based swap participants" who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The European Union (the "EU") and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if we are not located in a particular jurisdiction or directly subject to the jurisdiction's derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction's derivatives regulations.
Based on information available as of the date of this Annual Report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.
In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a "limited derivatives user", as defined in the SEC's adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company's remaining assets, if any.
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
Original Issue Discount and Payment‑In‑Kind Instruments
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non‑cash income in taxable and accounting income prior to receipt of cash, including the following:
•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Investment Adviser's future base management fees which, thus, increases the Investment Adviser's future income incentive fees at a compounding rate;

•market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan‑to‑value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid‑in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non‑cash component of our investment company taxable income that may require cash distributions to unitholders in order to maintain our tax treatment as a RIC; and
•original issue discount may create a risk of non‑refundable cash payments to the Investment Adviser based on non‑cash accruals that may never be realized.
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
Public Company Holdings
To maintain our status as a BDC, we are not permitted to acquire any assets other than in "eligible portfolio companies" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are eligible portfolio companies (with certain limited exceptions). Subject to certain exceptions for follow‑on investments and distressed companies, an investment in a U.S. domiciled issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.
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
Uncertainty of Financial Projections
The Investment Adviser will generally establish the pricing of transactions and the capital commitment amount to portfolio companies on the basis of financial projections for such portfolio companies. Estimates or projections of economic and market conditions, supply and demand dynamics and other key investment‑related considerations are key factors in evaluating potential investment opportunities and valuing our investment program. It is possible for such estimates and projections to be significantly revised from time to time, creating significant changes in the value of the company subject to such factors. Projected operating results are normally based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that any projections, forecasts or estimates referred to will prove to be accurate or that projected, forecasted or estimated results will be obtained. Actual results may vary significantly from the projections, forecasts or estimates provided. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections, forecasts or estimates.
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

CERTAIN RISKS RELATING TO OUR UNITS AND OPERATIONS
No Market for Units; Transferability Restrictions
Our Units have not been registered under the Securities Act, or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available. It is not contemplated that registration of the Units under the Securities Act or other securities laws will ever be effected. There is no public market for our Units and one is not expected to develop. Accordingly, it may be difficult to obtain reliable information about the value of our Units. Each unitholder must be an "accredited investor" (as defined in Regulation D promulgated under the Securities Act) and is required to represent, among other customary private placement representations, that it is acquiring our Units for its own account and for investment purposes only and not with a view to resell or distribute and that it will only sell and transfer its limited liability company unit to an accredited investor under applicable securities laws or in a manner permitted by the Second A&R LLC Agreement and consistent with such laws. Subject to a few limited exceptions, a unitholder will not be permitted to directly or indirectly assign, sell, exchange, mortgage, pledge or transfer any of its Units or any of its rights or obligations with respect to its Units, except by operation of law, without the prior written consent of the Investment Adviser, which consent may be given or withheld in accordance with the Second A&R LLC Agreement. Except in limited circumstances, voluntary withdrawals from us will not be permitted. The unitholders must be prepared to bear the risks of owning Units for an extended period of time.
Status as a BDC
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of the unitholders, we may elect to withdraw our election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
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
Some of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by the Board in accordance with our valuation policy, which is at all times consistent with GAAP. See "Part I—Item 1. Business—Valuation of Portfolio Securities" in this Annual Report on Form 10-K for additional information on valuations.

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
Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. In addition, investors purchasing our Units based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.
We may adjust quarterly the valuation of our portfolio to reflect the Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
Management of the Fund
The Investment Adviser, subject to the oversight of the Board, has responsibility for our activities, and, other than as expressly set forth in the Second A&R LLC Agreement, the unitholders will generally not be able to make investment or any other decisions regarding our management. Other than as set forth herein and in the Second A&R LLC Agreement, the unitholders have no rights or powers to take part in our management or make investment decisions and will not receive the level of portfolio company financial information that is available to New Mountain Capital. Accordingly, no person should purchase a Unit unless such person is willing to entrust all aspects of our management to New Mountain Capital and the Board.
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
We rely on exemptive relief granted to the Investment Adviser and certain of its affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Investment Adviser may not have the opportunity to cause us to participate.

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
FOIA and Similar Laws
To the extent that the Investment Adviser determines in good faith that, as a result of the Freedom of Information Act ("FOIA"), any U.S. or non‑U.S. governmental public records access law, any state or other jurisdiction's laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, a unitholder or any of its affiliates may be required to disclose information relating to us, our affiliates and/or any entity in which an investment is made (other than certain fund‑level, aggregate performance information as described in the Second A&R LLC Agreement), and such disclosure could affect our competitive advantage in finding attractive investment opportunities. The amount of information that is required to be disclosed has increased in recent years, and that trend may continue. To the extent that disclosure of confidential information relating to us or our portfolio investments results from Units being held by public investors, we may be adversely affected. The Investment Adviser may, to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to such unitholder. Without limiting the foregoing, in the event that any party seeks the disclosure of information relating to us, our affiliates, and/or any entity in which an investment is made under FOIA or any such similar law, the Investment Adviser may, in its discretion, initiate legal action and/or otherwise contest such disclosure, which may or may not be successful, and any expenses incurred therewith will be borne by us. Conversely, potential future regulatory changes applicable to investment advisers and/or the accounts they advise could result in New Mountain Capital becoming subject to additional disclosure requirements the specific nature of which is as yet uncertain.
Limited Access to Information
Unitholders' rights to information regarding us will be specified, and strictly limited, in the Second A&R LLC Agreement. In particular, it is anticipated that the Investment Adviser will obtain certain types of material information from portfolio investments that will not be disclosed to unitholders because such disclosure is prohibited for contractual, legal, or similar obligations outside of the Investment Adviser's control. Decisions by the Investment Adviser to withhold information may have adverse consequences for unitholders in a variety of circumstances. For example, a unitholder that seeks to transfer its Units may have difficulty in determining an appropriate price for such Units. Decisions to withhold information also may make it difficult for unitholders to monitor the Investment Adviser and its performance. Additionally, it is expected that unitholders who designate representatives to participate on the advisory committee may, by virtue of such participation and subject to applicable law, have more information about us and portfolio investments in certain circumstances than other unitholders generally and may be disseminated information in advance of communication to other unitholders generally.
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
Amendments
The Second A&R LLC Agreement may be amended from time to time, including by the Board without the consent of unitholders in circumstances set forth in the Second A&R LLC Agreement.
Capital Calls
Capital calls will be issued by the Investment Adviser from time to time at the discretion of the Investment Adviser, based upon the Investment Adviser's assessment of the needs and opportunities of us. To satisfy such capital calls, the unitholders may be required to maintain a substantial portion of their Capital Commitment in assets that can be readily converted to cash. Except as specifically set forth in the Second A&R LLC Agreement, the unitholders' obligation to satisfy capital calls will be unconditional. The unitholders' obligation to satisfy capital calls will not in any manner be contingent upon our performance or prospects or upon any assessment thereof provided by the Investment Adviser. Capital calls may not provide all of the information a unitholder desires in a particular circumstance, and such information may not be made available and will not be a condition precedent for a unitholder to meet its funding obligation. Notwithstanding the foregoing, the Investment Adviser will not be obligated to call 100% of the unitholders' Capital Commitment during our term. If one or more unitholders are unable to make, their capital calls on any one investment, the capital call of the other unitholders will increase accordingly, possibly materially. The fees, costs and expenses incurred by the unitholders in fulfilling a capital call (whether it is bank fees, wire fees, foreign exchange fees, value‑added tax or other applicable charge imposed on a unitholder) will be borne solely by such unitholder and will be in addition to the amounts required by capital calls (and will not be part of or otherwise reduce their Capital Commitments and/or remaining Capital Commitments, as applicable).
Distributions
We intend to pay quarterly distributions to the unitholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving unitholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to the unitholders could be limited. All distributions are paid at the discretion of the Board and depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure unitholders that we will continue to pay distributions to the unitholders in the future.
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
Failure to Make Capital Contributions
If a unitholder fails to pay when due installments of its Capital Commitment to us, and the contributions made by non‑defaulting unitholder and borrowings by us are inadequate to cover the defaulted capital contribution, we may be unable to pay our obligations when due. As a result, we may lose opportunities and/or be subjected to significant penalties that could materially adversely affect the returns to the unitholders (including non‑defaulting unitholders). A default by a unitholder may also limit our ability to incur borrowings and our availability of what would otherwise have been available credit. In addition, if a unitholder defaults, non‑defaulting unitholders may be obligated to make capital contributions to us to make up for the amounts not paid by a defaulting unitholder. If a unitholder defaults, it may be subject to various remedies as provided in the Second A&R LLC Agreement, including, without limitation, reductions in its capital account balance, or a forfeiture of its Units.
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
Removal of the Investment Adviser or Administrator; Cancellation of Investment Period; Early Termination of the Fund
Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 60 days' written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of our internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. The Administrator has the right to resign under the Administration Agreement upon 60 days' written notice, whether a replacement has been found or not. If the Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Therefore, there can be no certainty regarding our ability to consummate investment opportunities thereafter. Similar risks exist if the Investment Period is cancelled earlier than anticipated pursuant to the terms of the Second A&R LLC Agreement. Moreover, it is possible that we may be dissolved and terminated prematurely, and as a result, may not be able to accomplish our objectives and may be required to dispose of our investments at a disadvantageous time or make an in‑kind distribution (resulting in unitholders not having their capital invested and/or deployed in the manner originally contemplated).
Later Closings
The purchase price per Unit in any drawdown of Capital Commitments after January 15, 2021, is expected to be (1) for any future Drawdown Dates or Catch-Up Dates (each as defined in the Second A&R LLC Agreement) where the then-current Members' Capital per Unit is greater than or equal to $9.70, $10.00, and (2) for any future Drawdown Dates or Catch-Up Dates where the then-current Members' Capital per Unit is less than $9.70, the greater of (A) the Members' Capital per Unit and (B) $9.50. By executing a subscription agreement, unitholders agree that they are providing their consent, in accordance with Section 23(b) of the 1940 Act, for us to issue Units at such offering price even if such offering price is below the then‑current Members' Capital per Unit.

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
Fund Expenses
We will pay and bear all fund expenses related to our operations (subject to the Specified Expenses Cap). The amount of these fund expenses will be substantial and will reduce the actual returns realized by the unitholders on their investment in us (and will reduce the amount of capital available to be deployed by us in portfolio investments). As described further in the Second A&R LLC Agreement, fund expenses encompass a broad range of expenses, including, but not limited to, reimbursement of expenses to the Administrator pursuant to the Administration Agreement, origination fees, syndication fees, research costs, due diligence costs, bank service fees, broken deal expenses, fees and expenses related to transfer agents, rating agencies, valuation and appraisal agents, third‑party administrators and deal finders, experts, advisers, consultants, engineers and other professionals and service providers, travel, meal and lodging expenses incurred for investment related purposes, outside legal counsel, accountants, indemnification and contribution expenses, expenses related to Fund‑related compliance obligations (including Form PF and Form ADV, blue sky filings, registration statement filings), AIFMD‑related expenses (including Annex IV reporting), and the cost of operational and accounting software and related expenses, the cost of software used by the Investment Adviser and its affiliates to track and monitor investments (i.e., portfolio management software), and risk, research and market data‑related expenses (including software and hardware). For a full list of Fund Expenses, see "Part I—Item 1. Business—Payment of Expenses" in this Annual Report on Form 10-K.
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
In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.
Cyber-Attacks
Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies' information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking", malicious software coding, social engineering or "phishing" attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.
The Investment Adviser's and other service providers' increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. The Investment Adviser’s and other service providers' reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.
Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.
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
CERTAIN MARKET, REGULATORY AND TAX RISKS
General Economy and Market Conditions
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic has led to and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
The COVID-19 pandemic is having, and any future outbreaks of COVID-19 could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks of COVID-19, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic on the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.
We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.
Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
U.S. Capital Markets
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
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
In addition, due to the COVID-19 pandemic in the United States, certain personnel of our Investment Adviser are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 pandemic. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.
Further, current market conditions resulting from the COVID-19 pandemic may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
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
If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under our credit facilities or any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
U.S. Credit Rating and Debt Ceiling
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Further, the federal debt ceiling is scheduled to come back into effect on August 1, 2021, unless Congress takes legislative action to further extend or defer it. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non‑depository commercial lenders could significantly affect our operations and our cost of doing business. The portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as unitholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to make available to ourselves, new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.
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
    The BMO Subscription Line permits the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250.0 million or 80.0% of the remaining unfunded Capital Commitments of the Company. The BMO Subscription Line had $83.5 million in debt outstanding as of December 31, 2020. All outstanding borrowings are due on BMO's demand within 15 days or on the date 6 months after each advance date, which varies throughout the period. The Wells Credit Facility matures on August 30, 2024 and permits borrowings of $200.0 million as of December 31, 2020. The Wells Credit Facility had $99.6 million in debt outstanding as of December 31, 2020.
Exchange Act
Because the Units are registered under the Exchange Act, ownership information for any person who beneficially owns more than 5% of the Units will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, the unitholders who choose to reinvest their distributions may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each unitholder is responsible for determining their filing obligations and preparing the filings. In addition, the unitholders who hold more than 10% of a class of the Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock within a six‑month period.
Sarbanes‑Oxley Act
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.
Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
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
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. New Mountain Capital, the New Mountain Capital professionals and we are committed to complying with the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws, anti‑bribery laws and regulations, as well as anti‑boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for portfolio investments to obtain or retain business.
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
Risks Associated with the European Union
The long‑term stability of certain European financial markets remains uncertain and difficult to predict. The possibility of a sovereign default, although more remote now than in years immediately following the crisis, remains a risk in countries where gross government debt, as a percentage of gross domestic product, remains relatively high by comparison to other EU countries, such as Greece, Italy, Cyprus and Portugal. A particularly high level of government debt may be unsustainable for a country that has, and continues to endure, weak economic growth, high unemployment, and has yet to benefit from longer‑term economic reforms. The possibility of default, however unlikely, could nevertheless have a material impact on economic conditions and market activity in the Eurozone and elsewhere in the EU. For example, default by a participating member state could in theory contribute to the collapse of the Eurozone as it is constituted today, resulting in the defaulting member state ceasing to use the Euro as its national currency, or even provide a stimulus for one or more member states may seek to withdraw from EU membership-any of which would likely have an adverse impact on us. Moreover, collapse of the Euro would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other "systemic" risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. Uncertain economic conditions generally affect markets adversely. Volatility in the global credit markets, including as a result of the COVID-19 pandemic, may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. Continuing uncertainty in the Eurozone could have an adverse effect on us by affecting the performance of our investments (whether made in a country that is at greater risk of default or in a country that is economically connected) and our ability to fulfill our investment objectives.
United Kingdom Withdrawal from the European Union
On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
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
On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the COVID-19 pandemic has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. ("ICE") announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. It is also unclear whether the COVID-19 pandemic will have further effect on LIBOR transition plans. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
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
•The annual distribution requirement will be satisfied if we distribute dividends to the unitholders during the taxable year equal to at least 90.0% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to the unitholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to the unitholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. corporate‑level federal income tax (and any applicable state and local taxes).
•The source‑of‑income requirement will be satisfied if at least 90.0% of our gross income for each taxable year is derived from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies, and (b) net income derived from a Qualified Publicly Traded Partnership.
•The asset diversification requirement will be satisfied if, at the end of each quarter of each taxable year, we diversify our holdings so that (a) at least 50.0% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of our total assets, and to not more than 10.0% of the outstanding voting securities of such issuer, and (b) not more than 25.0% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers that we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships. Failure to meet these requirements may result in us having to dispose of certain investments quickly to prevent losing our RIC status. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
Corporate‑level Income Tax
We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
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
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate unitholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2020 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-

corporate unitholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the unitholders. A non-corporate unitholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such unitholder (and beginning in 2026, will be deductible to such unitholder only to the extent they exceed 2% of such unitholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
Possible Legislative or Other Developments
All statements contained in this Annual Report on Form 10-K concerning the U.S. federal income tax consequences of any investment in us are based upon current law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated U.S. federal income tax treatment of an investment in us will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the unitholders. Additionally, tax authorities in jurisdictions where we maintain investments may increase or materially change their tax laws so as to materially increase the tax burden associated with an investment in us or to force or attempt to force increased disclosure from or about us and/or our unitholders as to the identity of all persons having a direct or indirect interest in us. Such additional disclosure may take the form of additional filing requirements on unitholders.
We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences.
Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
Legal, Regulatory and Policy Changes
As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
Item 3.    Legal Proceedings
    Neither we nor the Investment Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or the Investment Adviser as of December 31, 2020. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our Portfolio Companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Units, Related Unitholder Matters and Issuer Purchase of Common Units
Market Information
Our outstanding Units have been and will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. See "—Unregistered Sales of Equity Securities" in this Annual Report on Form 10-K for more information. There is currently no public market for the Units, and we do not expect one to develop.
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
Unitholders
As of March 9, 2021, there were 26 holders of record of our Units.
Valuation of Portfolio Securities
Please see "Part I—Item 1. Business—Valuation of Portfolio Securities" in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.
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
Reports to Unitholders
We plan to furnish or make available to our unitholders an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we intend to comply with the periodic reporting requirements of the Exchange Act.

Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019.

Unit Issue Date	Units Issued	Aggregate Offering Price
		(in millions)
December 31, 2020
March 27, 2020	500,000	$5.0
May 5, 2020	6,571,964	65.7
December 22, 2020	5,663,566	56.7
	12,735,530	$127.4

December 31, 2019
July 5, 2019	100	$0.0
August 2, 2019	4,933,964	49.3
September 5, 2019	4,933,964	49.3
December 24, 2019	2,776,000	27.8
	12,644,028	$126.4
In conjunction with our formation, we issued and sold 100 Units at an aggregate purchase price of $1,000 to the Investment Adviser. These Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. On September 30, 2019, the Investment Adviser's 100 Units were canceled and the proceeds of the purchase, $1,000, were returned.

Item 6.    Selected Financial Data
    The selected consolidated financial data should be read in conjunction with the respective consolidated financial statements and related consolidated notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Financial information for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Our financial statements and related notes thereto that were audited by Deloitte & Touche LLP, an independent registered public accounting firm.
    The below selected consolidated financial and other data is for New Mountain Guardian III BDC, L.L.C.

	Year Ended
(in thousands except units, per unit data and number of portfolio companies)	December 31, 2020	December 31, 2019(1)
Consolidated Statements of Operations data:
Investment income	$30,670	$8,774
Net expenses	14,513	5,353
Net investment income	16,157	3,421
Net realized losses on investments	(362)	—
Net change in unrealized appreciation of investments	1,545	534
Net increase in members' capital resulting from operations	17,340	3,955
Per unit data:
Member's Capital	$10.00	$9.95
Net increase in members' capital resulting from operations (basic & diluted)	0.99	0.65
Distributions declared	0.93	0.44
Consolidated Statements of Assets, Liabilities and Members' Capital data:
Total assets	$443,071	$355,578
BMO Subscription Line	83,451	151,727
Wells Credit Facility	99,600	39,600
Total members' capital	253,775	125,862
Other data:
Total return based on members' capital(2)	10.66%	3.93%
Number of portfolio companies at period end	33	24
Total new investments for the period	$181,178	$283,889
Investment sales and repayments for the period	$36,226	$304
Weighted average common units outstanding for the period (basic & diluted)	17,508,625	6,046,370
Portfolio turnover	10.64%	0.32%

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
(2)Total return is calculated assuming a purchase at members' capital per Unit on the first day of the year for the year ended December 31, 2020, an initial purchase price of $10.00 per Unit for the period from May 22, 2019 (inception) to December 31, 2019, and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Guardian III BDC, L.L.C., including its wholly-owned direct subsidiary (collectively, "we", "us", "our", "GIII" or the "Company")
Forward-Looking Statements
    The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including interest and inflation rates, and the impact of the COVID-19 pandemic thereon;
•our future operating results, our business prospects and the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;
•the ability of our portfolio companies to achieve their objectives, and the impact of the COVID-19 pandemic thereon;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Part I—Item 1A.—Risk Factors, contained in this Annual Report of Form 10-K.
    Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Part I—Item 1A.—Risk Factors contained in this Annual Report of Form 10-K.
    We have based the forward-looking statements included in this Annual Report of Form 10-K on information available to us on the date of this Annual Report of Form 10-K. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
    We are a Delaware limited liability company formed on May 22, 2019. We are a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
    The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services.
    We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended

(the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred and will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on January 15, 2021 (the "Second A&R LLC Agreement"), the Closing Period was extended to July 30, 2021. We may accept and draw down Capital Commitments from investors throughout the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and will continue until the four-year anniversary of such date (the "Investment Period"). Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
    We established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV's credit facility.
    Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2020, our top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
    As of December 31, 2020, our members' capital was approximately $253.8 million and our portfolio had a fair value of approximately $432.7 million in 33 portfolio companies.
Recent Developments
On January 15, 2021, we entered into the Second A&R LLC Agreement, which extended the Closing Period to July 30, 2021. The Second A&R LLC Agreement also provides that the Per Unit Price will be (1) for any future Drawdown Dates or Catch-Up Dates (each as defined in the Second A&R LLC Agreement) where the then-current Per Unit NAV (as defined in the Second A&R LLC Agreement) is greater than or equal to $9.70, $10.00, and (2) for any future Drawdown Dates or Catch-Up Dates where the then-current Per Unit NAV is less than $9.70, the greater of (A) the Per Unit NAV and (B) $9.50.
On February 24, 2021, our board of directors declared a distribution of $0.12 per Unit, payable on April 13, 2021 to unitholders of record as of February 25, 2021.
On February 26, 2021, we entered into Subscription Agreements with several investors providing for the private placement of our Units and delivered a capital drawdown notice to our investors relating to the sale of 5,355,000 of our Units for an aggregate offering price of $53.6 million. 5,250,000 of our Units were sold on February 26, 2021 for an aggregate offering price of $52.5 million. The remaining sale of 105,00 Units for an aggregate offering price of $1.1 million is expected to close on March 11, 2021.
COVID-19 Developments
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the U.S. economy. The extent of the impact of the COVID-19 outbreak on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, we may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and results of operations and the financial condition of our portfolio companies.
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
Basis of Accounting
    We consolidate our wholly-owned direct subsidiary GIII SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946")
Valuation and Leveling of Portfolio Investments
    At all times consistent with GAAP and the 1940 Act, we conduct a valuation of assets, which impacts our members' capital.
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
    The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of December 31, 2020:

(in thousands)	Total	Level I	Level II	Level III
First lien	$301,229	$—	$15,869	$285,360
Second lien	131,486	—	—	131,486
Total investments	$432,715	$—	$15,869	$416,846

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
    Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2020, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2020, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2020 were as follows:

(in thousands)				Range
Type	Fair Value as of December 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$229,793	Market & income approach	EBITDA multiple	8.0x	35.0x	19.4x
			Revenue multiple	4.0x	11.0x	7.6x
			Discount rate	4.4%	18.6%	6.9%
	35,567	Market quote	Broker quote	N/A	N/A	N/A
	20,000	Other	N/A (1)	N/A	N/A	N/A
Second lien	119,080	Market & income approach	EBITDA multiple	12.0x	32.0x	20.1x
			Discount rate	7.4%	10.0%	8.5%
	12,406	Other	N/A (1)	N/A	N/A	N/A
	$416,846

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
    Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
    Interest income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, we recognized PIK interest from investments of approximately $0.4 million and $0.2 million, respectively.
    Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2020 and December 31, 2019, no investments were on non-accrual status.
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
    The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2020:

(in millions)	As of December 31, 2020
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$114.3	26.5%	$115.6	26.7%
Investment Rating 2	316.3	73.5%	317.1	73.3%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$430.6	100.0%	$432.7	100.0%
    As of December 31, 2020, all investments in our portfolio had an Investment Rating of 1 or 2.
In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of December 31, 2020:

(in millions)	As of December 31, 2020
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	6.4	1.5%	4.6	1.1%
Yellow	—	—%	—	—%
Green	424.2	98.5%	428.1	98.9%
	$430.6	100.0%	$432.7	100.0%

Portfolio and Investment Activity
    The fair value of our investments was approximately $432.7 million in 33 portfolio companies at December 31, 2020 and approximately $284.4 million in 24 portfolio companies at December 31, 2019.
The following table shows our portfolio and investment activity for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended
(in millions)	December 31, 2020	December 31, 2019(1)
New investments in 20 and 24 portfolio companies	$181.2	$283.9
Debt repayments in existing portfolio companies	(24.0)	(0.3)
Sales of securities in 1 and 0 portfolio companies	(12.2)	—
Change in unrealized appreciation on 24 and 11 portfolio companies	3.9	0.7
Change in unrealized depreciation on 8 and 9 portfolio companies	(2.4)	(0.2)

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
Recent Accounting Standards Updates
    See Part II—Item 8.—Financial Statements and Supplementary Data—Note 14. Recent Accounting Standards in this Annual Report of Form 10-K for details on recent accounting standards updates.
Results of Operations for the Year Ended December 31, 2020 and for the Period from May 22, 2019 (inception) to December 31, 2019
Revenue

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019(1)
Interest income	$28,717	$6,804
Fee income	1,953	1,970
Total investment income	$30,670	$8,774

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
Our total investment income increased by approximately $21.9 million, or 250%, for the year ended December 31, 2020, as compared to the period from May 22, 2019 (inception) to December 31, 2019. For the year ended December 31, 2020, total investment income of approximately $30.7 million consisted of approximately $27.2 million in cash interest from investments, approximately $0.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.1 million, and approximately $2.0 million in fee income. The increase in interest income of approximately $21.9 million during the year ended December 31, 2020 as compared to the period from May 22, 2019 (inception) to December 31, 2019 was primarily attributable to our deployment of capital and increasing invested balances over the year period as compared to the partial period from August 2, 2019 (commencement of loan origination) to December 31, 2019. Fee income during the year ended December 31, 2020, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 14 different portfolio companies.

Operating Expenses

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019(1)
Management fee	$3,480	$1,207
Less: management fee waiver	(914)	(796)
Net management fee	2,566	411
Incentive fee	2,851	477
Interest and other financing expenses	7,100	2,378
Administrative expenses	951	647
Professional fees	592	334
Organizational and offering expenses	277	1,045
Other general and administrative expenses	176	61
Net expenses	$14,513	$5,353

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
    Our total net operating expenses increased by approximately $9.2 million for the year ended December 31, 2020 as compared to the period from May 22, 2019 (inception) to December 31, 2019. Our management fee increased by approximately $2.2 million, net of a management fee waiver, and our incentive fee increased by approximately $2.4 million for the year ended December 31, 2020 as compared to the period from May 22, 2019 (inception) to December 31, 2019. The increase in management and incentive fees was attributable to larger managed and invested capital balances over the twelve-month period as compared to the partial period from August 2, 2019 (commencement of loan origination) to December 31, 2019, as well as the expiration of the management fee waiver on June 30, 2020.
Interest and other financing expenses increased by approximately $4.7 million during the year ended December 31, 2020 as compared to the period from May 22, 2019 (inception) to December 31, 2019, primarily due to higher drawn balances on the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below). Organization and offering expenses decreased by approximately $0.8 million during the year ended December 31, 2020 as compared to the period from May 22, 2019 (inception) to December 31, 2019, primarily due to our transition from formation, organization and offering of our common units to commencement of investment operations and deployment of capital. Our total professional fees, administrative expenses and total other general and administrative expenses increased by approximately $0.7 million during the year ended December 31, 2020 as compared to the period from May 22, 2019 (inception) to December 31, 2019 due to the commencement of investment operations and deployment of capital over the twelve-month period as compared to the partial period from May 22, 2019 (inception) December 31, 2019.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019(1)
Net realized losses on investments	$(362)	$—
Net change in unrealized appreciation of investments	1,545	534
Net realized and unrealized gains	$1,183	$534

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
Our net realized losses and unrealized gains resulted in a net gain of approximately $1.2 million for the year ended December 31, 2020 as compared to net realized and unrealized gains resulting in a net gain of approximately $0.5 million for the period from May 22, 2019 (inception) to December 31, 2019. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2020 was primarily driven by the overall increase in market prices of our investments during the period which was partially offset by the unrealized loss on one investment during the period. See "— Monitoring of Portfolio Investments" above for more details regarding the continuing impact of the COVID-19 pandemic on the health of our portfolio companies. The net gain for the period from May 22, 2019 (inception) to December 31, 2019 was primarily driven by the overall increase in market prices of our investments during the period.

Liquidity and Capital Resources
    The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
    We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial Unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2020, our asset coverage ratio was 238.6%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On December 31, 2020 and December 31, 2019, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2020	December 31, 2019
Capital Commitments	$423.0	$316.1
Unfunded Capital Commitments	169.2	189.7
% of Capital Commitments Funded	60.00%	40.00%
At December 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $8.8 million and $69.4 million, respectively. Our cash used in operating activities for the year ended December 31, 2020 and the period from May 22, 2019 (inception) to December 31, 2019, was approximately $162.4 million and $246.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended
(in millions)	December 31, 2020		December 31, 2019(1)
Interest expense	$3.8		$1.6
Amortization of financing costs	$—	(2)	$—	(2)
Weighted average interest rate	3.5%		4.6%
Effective interest rate	3.5%		4.7%
Average debt outstanding	$108.7		$79.8

(1)For the year ended December 31, 2019, amounts represent the period from July 30, 2019 (commencement of the BMO Subscription Line) to December 31, 2019.
(2)For the years ended December 31, 2020 and December 31, 2019, the amortization of financing costs was less than $50.0 thousand.
As of December 31, 2020 and December 31, 2019, the outstanding balance on the BMO Subscription Line was $83.5 million and $151.7 million, respectively, and we were in compliance with the applicable covenants in the BMO Subscription Line on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended
(in millions)	December 31, 2020	December 31, 2019(1)
Interest expense	$2.1	$0.4
Non-usage fee	$0.7	$0.2
Amortization of financing costs	$0.4	$0.1
Weighted average interest rate	2.6%	4.0%
Effective interest rate	4.1%	7.4%
Average debt outstanding	$78.1	$30.3

(1)For the year ended December 31, 2019, amounts represent the period from August 30, 2019 (commencement of the Wells Credit Facility) to December 31, 2019.

    As of December 31, 2020 and December 31, 2019, the outstanding balance on the Wells Credit Facility was $99.6 million and $39.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2020 and December 31, 2019, we had outstanding commitments to third parties to fund investments totaling $20.1 million and $16.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2020 and December 31, 2019, we had commitment letters to purchase investments in the aggregate par amount of $22.4 million and $19.1 million, respectively, which could require funding in the future. As of December 31, 2020 and December 31, 2019, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
    A summary of our significant contractual payment obligations as of December 31, 2020 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$83.5	$83.5	$—	$—	$—
Wells Credit Facility (2)	99.6	—	—	99.6	—
Total Contractual Obligations	$183.1	$83.5	$—	$99.6	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($83.5 million as of December 31, 2020) are due on BMO's demand within 15 days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
(2)Under the terms of the $200.0 million Wells Credit Facility, all outstanding borrowings under that facility ($99.6 million as of December 31, 2020) must be repaid on or before August 30, 2024. As of December 31, 2020, there was approximately $100.4 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
    Distributions declared to unitholders for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019 were approximately $16.7 million and $4.4 million, respectively.

    The following table reflects cash distributions, including dividends and returns of capital, if any, per Unit that have been declared by our board of directors for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Unit Amount
December 31, 2020
First Quarter	March 20, 2020	March 23, 2020	April 13, 2020	$0.25
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	0.24
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	0.20
Fourth Quarter	December 18, 2020	December 21, 2020	January 13, 2021	0.21
Fourth Quarter	December 18, 2020	December 31, 2020	January 13, 2021	0.03
				$0.93

December 31, 2019
Fourth Quarter	December 20, 2019	December 20, 2019	January 17, 2020	$0.39
Fourth Quarter	December 20, 2019	December 27, 2019	January 17, 2020	0.05
				$0.44
    Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, total distributions declared were $16.7 million and $4.4 million, respectively, of which the distributions were both comprised of approximately 100.00% and 100.00%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2020, approximately $0.5 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the

Administrator. As of December 31, 2020, $0.1 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
    The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57 (o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of December 31, 2020, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2020. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2020. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2020, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2020. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2020, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.34%
Base Interest Rate	—%
+100 Basis Points	1.58%
+200 Basis Points	11.05%
+300 Basis Points	20.52%

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	75
Consolidated Statements of Assets, Liabilities and Members' Capital as of December 31, 2020 and December 31, 2019	76
Consolidated Statements of Operations for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	77
Consolidated Statements of Changes in Members' Capital for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	78
Consolidated Statements of Cash Flows for year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	79
Consolidated Schedule of Investments as of December 31, 2020	80
Consolidated Schedule of Investments as of December 31, 2019	85
Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C	89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the board of directors of New Mountain Guardian III BDC, L.L.C.
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets, liabilities and members' capital of New Mountain Guardian III BDC, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in members’ capital, cash flows, and financial highlights for the year ended December 31, 2020 and the period from May 22, 2019 (inception) to December 31, 2019, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in members' capital, cash flows, and the financial highlights for the year ended December 31, 2020 and the period from May 22, 2019 (inception) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
March 9, 2021
We have served as the Company’s auditor since 2019.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)

	December 31, 2020	December 31, 2019
Assets
Non-controlled/non-affiliated investments at fair value (cost of $430,636 and $283,874, respectively)	$432,715	$284,408
Cash and cash equivalents	8,766	69,411
Interest receivable	1,539	1,564
Other assets	51	195
Total assets	$443,071	$355,578
Liabilities
Borrowings
BMO Subscription Line	$83,451	$151,727
Wells Credit Facility	99,600	39,600
Deferred financing costs (net of accumulated amortization of $617 and $142, respectively)	(1,565)	(2,038)
Net borrowings	181,486	189,289
Distribution payable	4,902	4,442
Management fee payable	969	301
Incentive fee payable	779	477
Interest payable	507	1,091
Payable to affiliate	154	300
Payable for unsettled securities purchased	—	32,518
Other liabilities	499	1,298
Total liabilities	189,296	229,716
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 25,379,458 and 12,643,928 units issued and outstanding, respectively	252,484	126,347
Accumulated undistributed (overdistributed) earnings	1,291	(485)
Total members' capital	$253,775	$125,862
Total liabilities and members' capital	$443,071	$355,578
Members' capital per unit	$10.00	$9.95

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)

	Year Ended
	December 31, 2020	December 31, 2019(1)
Investment income
Interest income	$28,717	$6,804
Fee income	1,953	1,970
Total investment income	30,670	8,774
Expenses
Interest and other financing expenses	7,100	2,378
Management fee	3,480	1,207
Incentive fee	2,851	477
Administrative expenses	951	647
Professional fees	592	334
Organizational and offering expenses	277	1,045
Other general and administrative expenses	176	61
Total expenses	15,427	6,149
Less: management fees waived (See Note 5)	(914)	(796)
Net expenses	14,513	5,353
Net investment income	16,157	3,421
Net realized losses on investments	(362)	—
Net change in unrealized appreciation of investments	1,545	534
Net realized and unrealized gains	1,183	534
Net increase in members' capital resulting from operations	$17,340	$3,955
Earnings per unit (basic & diluted)	$0.99	$0.65
Weighted average common units outstanding - basic & diluted (See Note 11)	17,508,625	6,046,370

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)

	Year Ended
	December 31, 2020	December 31, 2019(1)
Increase (decrease) in members' capital resulting from operations
Net investment income	$16,157	$3,421
Net realized losses on investments	(362)	—
Net change in unrealized appreciation of investments	1,545	534
Net increase in members' capital resulting from operations	17,340	3,955
Capital transactions
Contributions	127,356	126,440
Cancellation of units	—	(1)
Placement fees	(45)	(90)
Distributions declared to unitholders from net investment income	(16,738)	(4,442)
Total net increase in members' capital resulting from capital transactions	110,573	121,907
Net increase in members' capital	127,913	125,862
Members' capital at the beginning of the period	125,862	—
Members' capital at the end of the period	$253,775	$125,862

Capital unit activity
Units issued	12,735,530	12,644,028
Units canceled	—	(100)
Net increase in units outstanding	12,735,530	12,643,928

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2020	December 31, 2019(1)
Cash flows from operating activities
Net increase in members' capital resulting from operations	$17,340	$3,955
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized losses on investments	362	—
Net change in unrealized appreciation of investments	(1,545)	(534)
Amortization of purchase discount	(1,040)	(121)
Amortization of deferred financing costs	475	142
Amortization of deferred offering costs	108	76
Non-cash investment income	(436)	(168)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(180,806)	(283,935)
Proceeds from sales and paydowns of investments	36,226	304
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	95	46
Cash paid for purchase of drawn portion of revolving credit facilities	(467)	—
Cash paid on drawn revolvers	(6,326)	—
Cash repayments on drawn revolvers	5,630	—
Interest receivable	25	(1,564)
Other assets	36	(87)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(32,518)	32,518
Interest payable	(584)	1,091
Incentive fee payable	302	477
Management fee payable	668	301
Payable to affiliates	(146)	300
Other liabilities	184	315
Net cash flows used in operating activities	(162,417)	(246,884)
Cash flows from financing activities
Distributions	(16,278)	—
Net proceeds from issuance of common units	127,356	126,440
Cancellation of common units	—	(1)
Proceeds from BMO Subscription Line	154,424	177,727
Repayment of BMO Subscription Line	(222,700)	(26,000)
Proceeds from Wells Credit Facility	60,000	39,600
Placement fees paid	(45)	(90)
Deferred offering costs paid	—	(184)
Deferred financing costs paid	(985)	(1,197)
Net cash flows provided by financing activities	101,772	316,295
Net (decrease) increase in cash and cash equivalents	(60,645)	69,411
Cash and cash equivalents at the beginning of the period	69,411	—
Cash and cash equivalents at the end of the period	$8,766	$69,411

Supplemental disclosure of cash flow information
Cash interest paid	$6,291	$1,129
Non-cash financing activities:
Distributions declared and payable	$4,902	$4,442
Accrual for deferred financing costs	—	983

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2020
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(3)	8.15% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$12,000	4.73%
Total Funded Debt Investments - Canada					$12,000	$12,000	$12,000	4.73%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$8,529	$8,492	$8,518	3.36%
Total Funded Debt Investments - United Arab Emirates					$8,529	$8,492	$8,518	3.36%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(3)	8.40% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,349	$22,500	8.87%
Total Funded Debt Investments - United Kingdom					$22,500	$22,349	$22,500	8.87%
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)	6.75% (L + 5.75%/M)	12/30/2020	9/18/2023	$20,000	$20,000	$20,000
	First lien (2)(3)	6.75% (L + 5.75%/Q)	8/15/2019	9/18/2023	12,200	11,951	12,200
					32,200	31,951	32,200	12.69%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	2/6/2020	5/24/2024	23,054	22,937	23,054
	First lien (2)(3)	6.75% (L + 5.75%/S)	12/11/2020	5/24/2024	2,646	2,626	2,646
					25,700	25,563	25,700	10.13%
MED Parentco, LP
Healthcare Services	Second lien (2)(3)	8.40% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,854	22,220	8.75%
Bluefin Holding, LLC
Software	Second lien (2)(3)	7.90% (L + 7.75%/M)	9/6/2019	9/6/2027	22,000	22,000	22,000	8.67%
KAMC Holdings, Inc
Business Services	Second lien (2)(3)	8.22% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,351	21,960	8.65%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	19,236	19,113	19,236
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	399	396	399
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	318	316	318
					19,953	19,825	19,953	7.86%
Astra Acquisition Corp.
Software	First lien (2)	6.50% (L + 5.50%/M)	2/26/2020	3/1/2027	19,151	19,019	19,342	7.62%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	17,796	17,723	17,796
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	703	700	703
					18,499	18,423	18,499	7.29%
Instructure, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	15,659	15,571	15,562
	First lien (3)	8.00% (L + 7.00%/Q)	12/22/2020	3/24/2026	2,563	2,518	2,547
					18,222	18,089	18,109	7.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	$13,993	$13,931	$14,011
	First lien (3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	2,719	2,707	2,723
					16,712	16,638	16,734	6.59%
CoolSys, Inc.
Industrial Services	First lien (2)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	14,382	14,318	14,382
	First lien	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	1,843	1,834	1,843
					16,225	16,152	16,225	6.39%
Recorded Future, Inc.
Software	First lien (3)	7.25% (L + 6.25%/Q)	8/26/2019	7/3/2025	13,583	13,489	13,638
	First lien (3)(4) - Drawn	7.25% (L + 6.25%/Q)	8/26/2019	7/3/2025	1,087	1,079	1,087
					14,670	14,568	14,725	5.80%
iCIMS, Inc.
Software	First lien (3)	7.50% (L + 6.50%/S)	11/16/2020	9/12/2024	12,261	12,142	12,307
	First lien (3)	7.50% (L + 6.50%/S)	8/27/2019	9/12/2024	2,290	2,272	2,299
					14,551	14,414	14,606	5.76%
PaySimple, Inc.
Software	First lien (2)(3)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	10,984	10,894	10,984
	First lien (2)(3)	5.65% (L + 5.50%/M)	8/19/2019	8/23/2025	3,591	3,529	3,591
					14,575	14,423	14,575	5.74%
Syndigo LLC
Software	Second lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	12,500	12,406	12,406	4.89%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	8,227	8,190	8,227
	First lien (2)(3)	9.00% (L + 8.00%/Q)	10/15/2020	8/6/2026	1,480	1,466	1,495
					9,707	9,656	9,722	3.83%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	7,414	7,386	7,414
	First lien (3)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	2,208	2,200	2,208
					9,622	9,586	9,622	3.79%
OEConnection LLC
Business Services	Second lien (2)(3)	8.40% (L + 8.25%/M)	9/25/2019	9/25/2027	7,677	7,608	7,677	3.03%
Salient CRGT Inc.
Federal Services	First lien (2)(3)	7.50% (L + 6.50%/S)	11/14/2019	2/28/2022	7,668	7,376	7,668	3.02%
Diligent Corporation
Software	First lien (2)(3)	7.25% (L + 6.25%/S)	8/4/2020	8/4/2025	7,525	7,438	7,664	3.02%
Integral Ad Science, Inc.
Software	First lien (2)(3)	8.25% (L + 6.00% + 1.25% PIK/S)*	8/27/2019	7/19/2024	7,629	7,571	7,629	3.01%
Sphera Solutions, Inc.
Software	First lien (2)(3)	8.75% (L + 7.75%/Q)	9/10/2019	6/14/2023	7,391	7,340	7,462	2.94%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.15% (L + 5.00%/M)	7/30/2019	7/31/2026	7,425	7,394	7,351	2.90%
Appriss Holdings, Inc.
Business Services	First lien (2)(3)	6.25% (L + 6.00%/Q)	10/14/2020	5/29/2026	7,182	7,113	7,253	2.86%
Vectra Co.
Business Products	Second lien (3)	7.40% (L + 7.25%/M)	6/22/2020	3/8/2026	6,248	5,864	6,248	2.46%
Wrike, Inc.
Software	First lien (3)	7.75% (L + 6.75%/S)	12/13/2019	12/31/2024	5,455	5,410	5,495	2.17%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Kaseya Inc.
Software	First lien (3)	8.00% (L + 4.00% + 3.00% PIK/S)*	3/4/2020	5/2/2025	$5,007	$4,945	$5,057
	First lien (3)	8.00% (L + 4.00% + 3.00% PIK/S)*	8/3/2020	5/2/2025	224	220	227
	First lien (3)(4) - Drawn	7.50% (L + 6.50%/S)	8/3/2020	5/2/2025	76	76	77
					5,307	5,241	5,361	2.11%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(3)	3.65% (L + 3.50%/M)	9/27/2019	8/28/2024	7,404	6,380	4,631	1.82%
VT Topco, Inc.
Business Services	Second lien (2)(3)	7.15% (L + 7.00%/M)	8/6/2020	7/31/2026	4,475	4,124	4,475	1.76%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(3)	9.25% (L + 8.25%/Q)	8/27/2019	9/5/2024	2,134	2,117	2,134	0.84%
Total Funded Debt Investments - United States					$392,307	$387,894	$389,646	153.53%
Total Funded Debt Investments					$435,336	$430,735	$432,664	170.49%
Total Funded Investments						$430,735	$432,664	170.49%
Unfunded Debt Investments - United States
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	$1,828	$(21)	$34
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	609	(7)	—
					2,437	(28)	34	0.01%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	3/4/2020	3/4/2022	2,029	(5)	20
	First lien (3)(4) - Undrawn	—	8/3/2020	5/2/2025	80	(2)	—
					2,109	(7)	20	0.01%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/26/2019	1/3/2021	1,087	(7)	4
	First lien (3)(4) - Undrawn	—	8/26/2019	7/3/2025	543	(3)	—
					1,630	(10)	4	0.00%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	480	—	1
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	1,170	(5)	—
					1,650	(5)	1	0.00%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	592	(3)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/24/2019	10/1/2021	883	(6)	—
	First lien (3)(4) - Undrawn	—	9/24/2019	9/30/2026	964	(6)	—
					1,847	(12)	—	—%
CoolSys, Inc.
Industrial Services	First lien (4) - Undrawn	—	11/20/2019	11/19/2021	618	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2021	$3,208	$—	$—
	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2024	978	(4)	—
					4,186	(4)	—	—%
GS Acquisitionco, Inc.
Software	First lien (2)(3)(4) - Undrawn	—	12/11/2020	12/2/2021	1,604	(12)	—
	First lien (3)(4) - Undrawn	—	2/6/2020	5/24/2024	2,225	(11)	—
					3,829	(23)	—	—%
Instructure, Inc.
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	1,223	(7)	(8)	(0.00)%
Total Unfunded Debt Investments - United States					$20,121	$(99)	$51	0.02%
Total Unfunded Debt Investments					$20,121	$(99)	$51	0.02%
Total Non-Controlled/Non-Affiliated Investments						$430,636	$432,715	170.51%
Total Investments						$430,636	$432,715	170.51%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2020.
*    All or a portion of interest contains PIK interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2020, 9.71% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2020
(in thousands)

December 31, 2020
Investment Type	Percent of Total Investments at Fair Value
First lien	69.61%
Second lien	30.39%
Total investments	100.00%

December 31, 2020
Industry Type	Percent of Total Investments at Fair Value
Software	61.59%
Business Services	12.33%
Healthcare Services	9.55%
Healthcare Information Technology	4.28%
Industrial Services	3.75%
Specialty Chemicals & Materials	2.25%
Education	1.97%
Federal Services	1.77%
Business Products	1.44%
Distribution & Logistics	1.07%
Total investments	100.00%

December 31, 2020
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C.
December 31, 2020
(in thousands, except unit data)

Note 1. Formation and Business Purpose
    New Mountain Guardian III BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on May 22, 2019. The Company is a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company intends to elect to be treated for United States ("U.S.") federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
    The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on January 15, 2021 (the "Second A&R LLC Agreement"), the Closing Period was extended to July 30, 2021. The Company may accept and draw down Capital Commitments from investors throughout the Closing Period. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The "Investment Period" began on July 15, 2019 and will continue until the four-year anniversary of such date. The term of the Company is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
    The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility.
    The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2020, the Company's top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
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
December 31, 2020
(in thousands, except unit data)
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
December 31, 2020
(in thousands, except unit data)
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
    Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2020 and December 31, 2019.
Revenue recognition
    Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
    Interest income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, the Company recognized PIK interest from investments of $443 and $168, respectively.
    Non-accrual income:    Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2020 and December 31, 2019, no investments were on non-accrual status.
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
December 31, 2020
(in thousands, except unit data)
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
    Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 (“ASC740”) through December 31, 2020. The 2019 tax year and forward remains subject to examination by the U.S. Federal, state, and local tax authorities.
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
December 31, 2020
(in thousands, except unit data)
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
Note 3. Investments
    At December 31, 2020, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$300,080	$301,229
Second lien	130,556	131,486
Total investments	$430,636	$432,715
    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$264,153	$266,512
Business Services	53,196	53,365
Healthcare Services	40,951	41,327
Healthcare Information Technology	18,419	18,499
Industrial Services	16,152	16,225
Specialty Chemicals & Materials	9,653	9,722
Education	8,492	8,518
Federal Services	7,376	7,668
Business Products	5,864	6,248
Distribution & Logistics	6,380	4,631
Total investments	$430,636	$432,715
    At December 31, 2019, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$175,758	$176,256
Second lien	108,116	108,152
Total investments	$283,874	$284,408

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$112,078	$112,283
Healthcare Services	57,088	57,286
Business Services	41,936	41,931
Education	28,501	28,684
Healthcare Information Technology	17,595	17,570
Industrial Services	14,455	14,443
Distribution & Logistics	6,221	6,134
Federal Services	6,000	6,077
Total investments	$283,874	$284,408
As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $8,384 and no unfunded commitments on bridge facilities. As of December 31, 2020, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $11,737. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2020.
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
The Company's financial condition and portfolio companies may continue to be negatively impacted by the COVID-19 pandemic. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, a national emergency was declared in the U.S. The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on the U.S. and global economy as commercial activity and public perception have been negatively impacted by the outbreak. The ultimate extent to which the COVID-19 crisis will impact the Company's financial condition and portfolio companies will depend on future developments affecting not only the Company, but also the entire U.S. and global economy, which are inherently uncertain, including, among others, new information that may emerge concerning the severity and rate of the spread of the disease.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
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
    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$301,229	$—	$15,869	$285,360
Second lien	131,486	—	—	131,486
Total investments	$432,715	$—	$15,869	$416,846
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2019:

	Total	Level I	Level II	Level III
First lien	$176,256	$—	$55,471	$120,785
Second lien	108,152	—	21,890	86,262
Total investments	$284,408	$—	$77,361	$207,047

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2020:

	Total	First Lien	Second Lien
Fair value, December 31, 2019	$207,047	$120,785	$86,262
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	2,725	1,741	984
Purchases, including capitalized PIK and revolver fundings	187,940	165,590	22,350
Proceeds from sales and paydowns of investments	(29,409)	(29,409)	—
Transfers into Level III (1)	48,543	26,653	21,890
Fair value, December 31, 2020	$416,846	$285,360	$131,486
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,725	$1,741	$984

(1)As of December 31, 2020, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
    Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the year ended December 31, 2020 and during the period from May 22, 2019 (inception) to December 31, 2019. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
December 31, 2020
(in thousands, except unit data)
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
    Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2020 and December 31, 2019, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2020 and December 31, 2019, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2020 were as follows:

				Range
Type	Fair Value as of December 31, 2020	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$229,793	Market & income approach	EBITDA multiple	8.0x	35.0x	19.4x
			Revenue multiple	4.0x	11.0x	7.6x
			Discount rate	4.4%	18.6%	6.9%
	35,567	Market quote	Broker quote	N/A	N/A	N/A
	20,000	Other	N/A (1)	N/A	N/A	N/A
Second lien	119,080	Market & income approach	EBITDA multiple	12.0x	32.0x	20.1x
			Discount rate	7.4%	10.0%	8.5%
	12,406	Other	N/A (1)	N/A	N/A	N/A
	$416,846

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
	$207,047
The fair value of the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of December 31, 2020 and December 31, 2019, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
    Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and health conditions (including the COVID-19 pandemic), may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
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
December 31, 2020
(in thousands, except unit data)
Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
    For the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
Expense Limitation
    Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of Members' Capital. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii)

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Second A&R LLC Agreement) (which are subject to the Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the Second A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
    If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.
    The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
    The following table summarizes the management fees and incentive fees incurred by the Company for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019.

	Year Ended
	December 31, 2020	December 31, 2019(1)
Management fee	$3,480	$1,207
Less: management fee waiver	(914)	(796)
Net management fee	2,566	411
Incentive fee, excluding accrued incentive fees on capital gains	$2,851	$477

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
As of December 31, 2020 and December 31, 2019, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
    The Company has entered into the Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator may hire a third party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, approximately $521 and $524, respectively, of indirect administrative expenses were

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2020 and December 31, 2019, approximately $128 and $178, respectively, of indirect administrative expenses was included in payable to affiliates.
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
    The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
Note 6. Borrowings
    BMO Subscription Line—On July 30, 2019, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, the "BMO Subscription Line"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments of the Company. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. As of the most recent amendment, the BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Interest expense	$3,777	$1,570
Amortization of financing costs	47	21
Weighted average interest rate	3.5%	4.6%
Effective interest rate	3.5%	4.7%
Average debt outstanding	$108,738	$79,764

(1)For the year ended December 31, 2019, amounts represent the period from July 30, 2019 (commencement of the BMO Subscription Line) to December 31, 2019.
As of December 31, 2020 and December 31, 2019, the outstanding balance on the BMO Subscription Line was $83,451 and $151,727, respectively, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such dates.
    Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into a Loan and Security Agreement (the "Wells Credit Facility") as the Borrower, the Company as Collateral Manager and Equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the Administrative Agent and the Collateral Custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on August 30, 2024 and, after giving effect to a certain joinder supplement entered into on November 26, 2019 with Wells Fargo Bank, National Association, has a maximum facility amount of $200,000 which may increase in size, under certain circumstances, up to a total of $300,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Interest expense	$2,089	$422
Non-usage fee	718	228
Amortization of financing costs	428	121
Weighted average interest rate	2.6%	4.0%
Effective interest rate	4.1%	7.4%
Average debt outstanding	$78,144	$30,310

(1)For the year ended December 31, 2019, amounts represent the period from August 30, 2019 (commencement of the Wells Credit Facility) to December 31, 2019.
    As of December 31, 2020 and December 31, 2019, the outstanding balance on the Wells Credit Facility was $99,600 and $39,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
    Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) managerial assistance.
Note 8. Commitments and Contingencies
    In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $8,384, no outstanding bridge financing commitments and other future funding commitments of $11,737. As of December 31, 2019, the Company had unfunded commitments on revolving credit facilities of $3,192, no outstanding bridge financing commitments and other future funding commitments of

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
$13,290. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
    The Company also has revolving borrowings available under the Wells Credit Facility as of December 31, 2020 and December 31, 2019 and the BMO Subscription Line as of December 31, 2020. See Note 6. Borrowings, for details.
    The Company may from time to time enter into financing commitment letters. As of December 31, 2020 and December 31, 2019, the Company had commitment letters to purchase investments in the aggregate par amount of $22,400 and $19,057, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the year ended December 31, 2020 and subsequent to December 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S. economy and the Company.
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
Note 9. Members' Capital
    The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	500,000	$5,000
April 15, 2020	May 5, 2020	6,571,964	65,720
December 18, 2020	December 22, 2020	5,663,566	56,636
		12,735,530	$127,356
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from May 22, 2019 (inception) to December 31, 2019:

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2020	March 23, 2020	April 13, 2020	$0.25
June 23, 2020	June 23, 2020	July 13, 2020	0.24
September 25, 2020	September 29, 2020	October 13, 2020	0.20
December 18, 2020	December 21, 2020	January 13, 2021	0.21
December 18, 2020	December 31, 2020	January 13, 2021	0.03
			$0.93
The following table reflects the distributions declared on the Company's Units for the period from May 22, 2019 (inception) to December 31, 2019:

Date Declared	Record Date	Payment Date	Per Unit Amount
December 20, 2019	December 20, 2019	January 17, 2020	$0.39
December 20, 2019	December 27, 2019	January 17, 2020	0.05
			$0.44

Note 10. Distributions
    The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
    Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended December 31, 2020 and during the period from May 22, 2019 (inception) to December 31, 2019, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to return of capital distributions were as follows:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Undistributed net investment income	$1,128	$92
Distributions in excess of net realized gains	—	—
Contributed capital	(1,128)	(92)

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019 was estimated to be as follows:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Ordinary income	$16,738	$4,442
Capital gains	—	—
Return of capital	—	—
Total	$16,738	$4,442

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
    As of December 31, 2020 and December 31, 2019, the costs of investments for the Company for U.S. federal income tax purposes were $430,131 and $283,825, respectively.

	Year Ended
	December 31, 2020	December 31, 2019(1)
Tax cost	$430,131	$283,825
Gross unrealized appreciation on investments	73,091	713
Gross unrealized depreciation on investments	(70,507)	(130)
Total investments at fair value	$432,715	$284,408

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
At December 31, 2020 and December 31, 2019, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets, Liabilities and Members' Capital by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
    For the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Accumulated capital loss carryforwards	$(165)	$—
Other temporary differences	(1,084)	(978)
Undistributed ordinary income	(45)	(90)
Unrealized appreciation	2,584	583
Total	$1,290	$(485)

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
year period ending October 31 in the calendar year. For the year ended December 31, 2020, the Company does not expect to incur any excise taxes. For the period from May 22, 2019 (inception) to December 31, 2019, the Company did not incur any excise taxes.
    The following information is hereby provided with respect to distributions declared during the year ended December 31, 2020 and during the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended
(unaudited)	December 31, 2020	December 31, 2019(1)
Distributions per share	$0.93	$0.44
Ordinary dividends(2)	100.00%	100.00%
Long-term capital gains	—%	—%
Qualified dividend income	—%	—%
Dividends received deduction	—%	—%
Interest-related dividends(3)	93.49%	77.41%
Qualified short-term capital gains(3)	—%	—%
Return of capital	—%	—%

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
(2)Ordinary dividends are from the Company's net investment income and net short-term capital gains for the year. This type of dividend is reported as ordinary income. Ordinary dividend distributions from a RIC generally do not qualify for the preferential tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.
(3)Interest-Related Dividends and Short-Term Capital Gain Dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) and 881(e) of the Code.
Note 11. Earnings Per Unit
    The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended
	December 31, 2020	December 31, 2019(1)
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$17,340	$3,955
Denominator for basic & diluted weighted average unit:	17,508,625	6,046,370
Basic & diluted earnings per unit:	$0.99	$0.65

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
Note 12. Financial Highlights
    The following information sets forth the Company's financial highlights for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019.

	Year Ended
	December 31, 2020	December 31, 2019(1)
Per unit data(2):
Members' capital, December 31, 2019 and May 22, 2019 (inception), respectively	$9.95	$—
Net investment income	0.92	0.57
Net realized and unrealized gains(3)	0.06	0.12
Total net increase	0.98	0.69
Issuance of Units	—	10.00
Placement fees	—	(0.01)
Distributions declared to unitholders from net investment income	(0.93)	(0.73)
Members' capital, December 31, 2020 and December 31, 2019, respectively	$10.00	$9.95
Total return based on members' capital(4)	10.66%	3.93%
Units outstanding at end of period	25,379,458	12,643,928
Average weighted Units outstanding for the period	17,508,625	6,046,370
Average members' capital for the period	$168,501	$60,818
Ratio to average members' capital:
Net investment income(5)	9.59%	10.25%
Total expenses, before waivers/reimbursements(5)	9.16%	15.15%
Total expenses, net of waivers/reimbursements(5)	8.61%	13.26%

Average debt outstanding—BMO Subscription Line(6)	$108,738	$79,764
Average debt outstanding—Wells Credit Facility(7)	$78,144	$30,310
Asset coverage ratio	238.64%	165.78%
Portfolio turnover	10.64%	0.32%

Capital Commitments	$422,991	$316,098
Funded Capital Commitments	$253,795	$126,439
% of Capital Commitments funded	60.00%	40.00%

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
(2)Per unit data is based on weighted average units outstanding for the respective period (except for issuance of Units and distributions declared to unitholders, which are based on actual rate per unit).
(3)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the year ended December 31, 2020 was $(0.01), and for the period from May 22, 2019 (inception) to December 31, 2019 was $0.03.
(4)Total return is calculated assuming a purchase at members' capital per Unit on the first day of the year for the year ended December 31, 2020, an initial purchase price of $10.00 per Unit for the period from May 22, 2019 (inception) to December 31, 2019, and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2020
(in thousands, except unit data)
(5)Annualized, except organizational and offering costs.
(6)For the period from May 22, 2019 (inception) to December 31, 2019, average debt outstanding represents the period from July 30, 2019 (commencement of the BMO Subscription Line) to December 31, 2019.
(7)For the period from May 22, 2019 (inception) to December 31, 2019, average debt outstanding represents the period from August 30, 2019 (commencement of the Wells Credit Facility) to December 31, 2019.
Note 13. Selected Quarterly Financial Data (unaudited)
    The below selected quarterly financial data is for the Company.
    (in thousands except for per unit data)

	Total Investment Income		Net Investment Income		Total Net Realized Gains (Losses) and Net Changes in Unrealized Appreciation (Depreciation) of Investments		Net Increase (Decrease) in Members' Capital Resulting from Operations
Quarter Ended	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
December 31, 2020	$8,262	$0.41	$4,412	$0.22	$3,489	$0.17	$7,901	$0.39
September 30, 2020	7,610	0.39	4,043	0.21	5,214	0.26	9,257	0.47
June 30, 2020	7,332	0.42	3,997	0.23	6,886	0.40	10,883	0.63
March 31, 2020	7,466	0.59	3,705	0.29	(14,406)	(1.13)	(10,701)	(0.84)

December 31, 2019	$6,044	$0.60	$2,702	$0.27	$339	$0.03	$3,041	$0.30
September 30, 2019(1)	2,730	0.59	719	0.16	195	0.04	914	0.20

(1)Reflects the results of operations for the period from May 22, 2019 (inception) to September 30, 2019.
Note 14. Recent Accounting Standards Updates
    In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.
Note 15. Subsequent Events
On January 15, 2021, the Company entered into a Second Amended and Restated LLC Agreement (the "Second A&R LLC Agreement"), which extended the Closing Period to July 30, 2021. The Second A&R LLC Agreement also provides that the Per Unit Price will be (1) for any future Drawdown Dates or Catch-Up Dates (each as defined in the Second A&R LLC Agreement) where the then-current Per Unit NAV (as defined in the Second A&R LLC Agreement) is greater than or equal to $9.70, $10.00, and (2) for any future Drawdown Dates or Catch-Up Dates where the then-current Per Unit NAV is less than $9.70, the greater of (A) the Per Unit NAV and (B) $9.50.
On February 24, 2021, the Company's board of directors declared a distribution of $0.12 per Unit, payable on April 13, 2021 to unitholders of record as of February 25, 2021.
On February 26, 2021, the Company entered into Subscription Agreements with several investors providing for the private placement of the Company's Units and delivered a capital drawdown notice to the Company's investors relating to the sale of 5,355,000 of the Company's Units for an aggregate offering price of $53,550. 5,250,000 of the Company's Units were sold on February 26, 2021 for an aggregate offering price of $52,500. The remaining sale of 105,00 Units for an aggregate offering price of $1,050 is expected to close on March 11, 2021.

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiary.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
    As of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Report of Management on Internal Control Over Financial Reporting
    Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.
Due to the Company's status as an "emerging growth company" under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company's internal control over financial reporting as of December 31, 2020.
(c)Changes in Internal Control Over Financial Reporting
    Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
    On February 26, 2021, New Mountain Guardian III BDC, L.L.C. (the “Company”) delivered a capital drawdown notice to its investors relating to the sale of 5,355,000 of the Company’s units (the “Units”) for an aggregate offering price of $53,550,000. No underwriting discounts or commissions have been or will be paid in connection with the sale of the Units. 5,250,000 of the Units were sold on February 26, 2021. The remaining sale of 105,000 of the Units is expected to close on March 11, 2021.
The sale of the Units described herein was and will be made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Units up to the amount of its capital commitment on an as needed basis with a minimum of 10 calendar days’ prior notice to investors.
The issuance and sale of the Units are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiary.
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

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	66	Director	2019
David Ogens	66	Director	2019
Rome G. Arnold III	65	Director	2019
Interested Directors
John R. Kline	45	Chairman of the board of directors, President and Chief Operating Officer	2019
Adam B. Weinstein	42	Director, Executive Vice President	2019
Executive Officers Who Are Not Directors
    Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)
Robert A. Hamwee	50	Chief Executive Officer
Karrie J. Jerry	46	Chief Compliance Officer and Corporate Secretary
Shiraz Y. Kajee	41	Chief Financial Officer and Treasurer
    The address for each executive officer is c/o New Mountain, 787 Seventh Avenue, 48th Floor, New York, New York 10019.
Biographical Information
Directors
Each of our directors has demonstrated high character and integrity, superior credentials and recognition in his respective field and the relevant expertise and experience upon which to be able to offer advice and guidance to our management. Each of our directors also has sufficient time available to devote to our affairs, is able to work with the other members of the Board and contribute to our success and can represent the long-term interests of our unitholders as a whole. We have selected our current directors to provide a range of backgrounds and experience to our Board. Set forth below is biographical information for each director, including a discussion of the director's particular experience, qualifications, attributes or skills that led us to conclude, as of the date of this Annual Report on Form 10-K, that the individual should serve as a director, in light of our business and structure.

Independent Directors
    Alfred F. Hurley, Jr. has been our director since 2019. He was a Vice Chairman of Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, to December 2012 and was a consultant to the Bank during 2013. His responsibilities at the Bank included advising the Bank's CEO on acquisitions and divestitures, asset/liability management, and new products. In addition, he was the Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and the Bank's acting Chief Risk Officer until January 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm's equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. From 2013 to 2020, Mr. Hurley was also a member of the board of directors of Datasite (formerly Merrill Corporation), where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Mr. Hurley has served as a director of New Mountain Finance Corporation ("NMFC") since November 2010 and a director of NMF SLF I, Inc. since 2019. From June 2016 to May 2020, Mr. Hurley served as a member of the board of directors of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the stock-for-stock merger between Flutter Entertainment plc and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is a member of Flutter’s Remuneration and Nominating Committees. Since December 2017, Mr. Hurley has served as a director of Ligado Networks, where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since May of 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc., which is the holding company for TransWorld Systems, Inc. ("TWS"). TWS is a leading analytics driven provider of accounts receivable management healthcare revenue cycle and loan services solutions. Mr. Hurley is also a member of TSI’s Audit Committee and is Chairman of the Compensation Committee. Since February 2014, Mr. Hurley is the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. Mr. Hurley graduated from Princeton University with a Bachelor of Arts ("B.A." or "A.B.") in History, cum laude.
    Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
    David Ogens has been our director since 2019. He has served as a director of NMFC since 2010 and a director of NMF SLF I, Inc. since 2019. Mr. Ogens currently serves as CEO and Director of HealthBridge LLC, a company that provides chronic care management services to patients in their home environments. Mr. Ogens has served as the President and a Director of Med Inc. from 2011 to 2020 when it was sold. Med Inc. provided complex rehabilitation services to patients with serious muscular/neuro diseases and respiratory services to patients with COPD and other severe diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his Bachelor of Arts ("B.A. or "A.B.") and Master of Business Administration ("M.B.A.") from the University of Virginia.
    Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
     Rome G. Arnold III has been our director since 2019. Since January 2017, Mr. Arnold has served as a Senior Advisor at Rose and Co., a financial-technology startup company with a focus on digital media. From January 2012 through August 2016, Mr. Arnold was a Managing Director at UBS Securities in their Energy Group, serving as the Head of Oil Field Services. In addition, Mr. Arnold currently serves as a director of Forbes Energy Services Ltd., an independent oilfield services contractor. He has served as a director of NMFC since March 2017. Mr. Arnold received his B.A., cum laude, in Psychology and History of Art from Yale College. He received his M.B.A. from Harvard Business School, with High Distinction (Baker Scholar).
    Mr. Arnold brings his vast experience in investment banking and energy focus to our Board. This background positions Mr. Arnold well to serve as our director.
Interested Directors
     John R. Kline has been our chairman of the board of directors since 2019 and has served as our president and chief operating officer since 2019. Mr. Kline also serves as a Managing Director of New Mountain Capital, director of NMFC since

November 2019 and chairman of the board of directors of NMF SLF I, Inc since 2019. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
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
    Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See "Part I—Item 1. Business—Compliance Policies and Procedures" in this Annual Report on Form 10-K.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors, certain officers and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC, we believe that all reports for our officers, directors and ten percent stockholders that were required to be filed under Section 16 of the Exchange Act were timely filed for 2020, except that due to administrative error, (i) one Form 4 was filed late by Teachers' Retirement Allowances Fund (a ten percent unitholder) reflecting one transaction, and (ii) one Form 4 was filed late by GHL Investments Ltd. (a ten percent unitholder) reflecting one transaction.
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
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	—	$—
Adam B. Weinstein	$—	—	$—
Independent Directors
Alfred F. Hurley, Jr.	$28,750	—	$28,750
David Ogens	$29,750	—	$29,750
Rome G. Arnold III	$30,375	—	$30,375

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
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
Compensation Committee Interlocks and Insider Participation
    During fiscal year 2020, none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board.
Compensation Committee Report
    Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
    The following table sets forth, as of March 9, 2021, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Units, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 30,629,458 Units outstanding as of March 9, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Units. Ownership information for those persons who beneficially own more than 5% of our Units is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units. Unless otherwise indicated, the address of all executive officers and directors is c/o New Mountain Guardian III BDC, L.L.C., 787 Seventh Avenue, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Adam B. Weinstein	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
David Ogens	—	—	—%
Rome G. Arnold III	—	—	—%
Executive Officers Who Are Not Directors
Robert A. Hamwee	—	—	—%
Karrie J. Jerry	—	—	—%
Shiraz Y. Kajee	—	—	—%
All Directors and Executive Officers as a Group (8 persons)	—	—	—%

Five-Percent Unitholders
Cliffwater Corporate Lending Fund(1)	Record	6,000,000	19.59%
GHL Investments Ltd.(2)	Record	4,200,000	13.71%
Teachers' Retirement Allowances Fund(3)	Record	2,400,000	7.84%
New Mountain Guardian Investments III, L.L.C.(4)	Record	9,281,892	30.30%

(1)Based upon information contained in the Schedule 13G filed March 8, 2021 by Cliffwater Corporate Lending Fund. Cliffwater Corporate Lending Fund is a Delaware statutory trust whose address is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, Wisconsin 53212.
(2)Based upon information contained in the Schedule 13D/A filed February 12, 2021 by GHL Investments Ltd. GHL Investments Ltd. is a Cyprus limited liability company whose address is c/o Seatankers Management Co., Ltd., P.O. Box 53562, Limassol G4 CY-3399.
(3)Based upon information contained in Schedule 13G filed September 13, 2019 by Teachers' Retirement Allowances Fund. Teachers' Retirement Allowances Fund is a Canadian pension plan whose address is 330 - 25 Forks Market Road, Winnipeg, A2 R3C 4S8.
(4)    Based upon information contained in Schedule 13D filed May 7, 2020 by New Mountain Guardian Investments III, L.L.C. New Mountain Guardian Investments III, L.L.C. is a Delaware limited liability company whose address is 787 Seventh Avenue, 49th Floor, New York, New York 10019.

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
    The Investment Management Agreement and the Administration Agreement were approved by our Board at the initial board meeting. Unless earlier terminated as described below, each of the Investment Management Agreement and the Administration Agreement will remain in effect for a period from their effective date to the second anniversary of such effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment, see "Part I—Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team" in this Annual Report on Form 10-K. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
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
    In addition, the manner in which the Investment Adviser's entitlement to incentive fees is determined may result in a conflict between its interests and the interests of unitholders with respect to the sequence and timing of disposals of investments. For example, the ultimate beneficial owners of the Investment Adviser are generally subject to U.S. federal and local income tax (unlike certain of the unitholders). The Investment Adviser may be incentivized to operate the company, including to hold and/or sell investments, in a manner that takes into account the tax treatment of its incentive fees. Investors should note in this regard that recently enacted tax reform legislation relating to the taxation of carried interest provide for a lower capital gains tax rate in respect of investments held for at least three years. While the Investment Adviser generally intends to seek to maximize pretax returns for the company as a whole, the Investment Adviser may nonetheless be incentivized, for example, to hold investments longer to ensure long-term capital gains treatment and/or realize investments prior to any change in law that results in a higher effective income tax rate on its incentive fees.
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
    In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019 (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which requires among other things the consent of the Board and the board of any other BDC participating in the transaction.
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
Allocation of Personnel
    The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us, including the other New Mountain products contemplated herein. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than Portfolio Companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the Second Amended and Restated Limited Liability Company Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also "Part I—Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team" in this Annual Report on Form 10-K.
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

    Certain unitholders have representatives on the advisory committee. The advisory committee has a role in certain matters regarding the company, including with respect to certain conflicts of interest, in each case as provided in the Second Amended and Restated Limited Liability Company Agreement. Members of the advisory committee may have various business and other relationships with New Mountain and its affiliates (and may be investors in, and/or serve on similar committees of other New Mountain funds or arrangements, including those engaged in transactions with us). The presence of these other relationships may influence their decisions as members of the advisory committee.
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
Principal Transactions
    To the extent that Cross Transactions may be viewed as principal transactions (as such term is used under the Investment Advisers Act of 1940, as amended (the "Advisers Act") due to the ownership interest in an account by the Investment Adviser or its personnel, the Investment Adviser will comply with the requirements of Section 206(3) of the Advisers Act. In connection with principal transactions, Cross Transactions, related-party transactions and other transactions and relationships involving potential conflicts of interest, the Investment Adviser will consult with the Board on such Cross Transactions; provided that the Investment Adviser will not consult with the Board or the unitholders for the sale of a loan to, or the purchase of a loan from, other accounts that are not principal accounts. Cross Transactions may be made when the Investment Adviser determines that it is in our best interests and other accounts to effectuate such trades. The Board may be consulted prior to or contemporaneous with, or subsequent to, the consummation of a Cross Transaction. In no event will any such transaction be entered into unless it complies with applicable law. The Board may be exculpated and indemnified by us.
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
    The Proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring our investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (a) anyone involved in the decision-making process disclose to our Chief Compliance Officer ("CCO") any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a Proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
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
    In the event that New Mountain does enter into a "soft dollar" arrangement, the following policy will apply to New Mountain's "soft dollar" practices:
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
Indebtedness of Management
    None.

Item 14.    Principal Accountant Fees and Services
    The audit committee and the independent directors of our Board have selected Deloitte & Touche LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2021.
    Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended
	December 31, 2020	December 31, 2019(1)
Audit Fees	$190,000	$100,000
Audit-Related Fees	—	10,000
Tax Fees	61,230	74,539
All Other Fees	—	—
Total Fees	$251,230	$184,539

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

New Mountain Guardian III BDC, L.L.C
Consolidated Statements of Assets, Liabilities and Members' Capital as of December 31, 2020 and December 31, 2019	76
Consolidated Statements of Operations for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	77
Consolidated Statements of Changes in Members' Capital for the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	78
Consolidated Statements of Cash Flows for year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	79
Consolidated Schedule of Investments as of December 31, 2020	80
Consolidated Schedule of Investments as of December 31, 2019	85
Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C	89

(b)Exhibits
    The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement dated as of January 15, 2021(8)
3.2	Certificate of Formation(3)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities*
10.1	Investment Advisory and Management Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)
10.2	Administration Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Administration, L.L.C., dated July 15, 2019(2)
10.3	Trademark Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Capital, L.L.C., dated June 18, 2019(2)
10.4	Custody Agreement between New Mountain Guardian III BDC, L.L.C. and U.S. Bank National Association, dated July 3, 2019(2)
10.5	Expense Limitation and Reimbursement Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)
10.6	Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A., dated July 30, 2019(2)
10.7	Form of Facility Increase Letter, dated as of December 12, 2019, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(5)
10.8	Form of Facility Increase Letter, dated as of December 29, 2020, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(7)
10.9	Form of Custodian Agreement between New Mountain Guardian III BDC, L.L.C. and State Street Bank and Trust Company(2)
10.10	Transfer Agency and Registrar Services Agreement by and between New Mountain Guardian III BDC, L.L.C. and American Stock Transfer & Trust Company, LLC, dated August 1, 2019(2)
10.11
Loan and Security Agreement between New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III SPV, L.L.C., as the borrower, each of the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral custodian, dated August 30, 2019(2)

10.12
Form of Joinder Supplement, dated as of November 26, 2019, by and among New Mountain Guardian III SPV, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent and proposed lender(4)

14.1	Code of Business Conduct and Ethics (6)
21.1	List of Subsidiaries(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(3)Previously filed in in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-Q filed on November 13, 2019.

(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on November 29, 2019.
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on December 16, 2019.
(6)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-K filed on March 4, 2020.
(7)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on January 4, 2021.
(8)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on January 22, 2021.
* Filed herewith.
Financial Statement Schedules
    No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
    None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2021.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer)	March 9, 2021
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2021
Shiraz Y. Kajee

By:	/s/ JOHN R. KLINE	President, Chief Operating Officer and Chairman of the Board of Directors	March 9, 2021
John R. Kline

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Director	March 9, 2021
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	March 9, 2021
Rome G. Arnold III

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 9, 2021
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	March 9, 2021
David Ogens