Form 10-Q
period 2021-03-31
New Mountain Guardian III BDC, L.L.C.
filed 2021-05-10
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56072	New Mountain Guardian III BDC, L.L.C. 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Delaware	84-1918127
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Units of Limited Liability Company Interests
_________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 10, 2021 was 30,734,458. As of March 31, 2021, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Non-controlled/non-affiliated investments at fair value (cost of $550,410 and $430,636, respectively)	$554,701	$432,715
Cash and cash equivalents	7,780	8,766
Interest receivable	2,395	1,539
Other assets	202	51
Total assets	$565,078	$443,071
Liabilities
Borrowings
Wells Credit Facility	$136,600	$99,600
BMO Subscription Line	56,451	83,451
Deferred financing costs (net of accumulated amortization of $725 and $617, respectively)	(1,460)	(1,565)
Net borrowings	191,591	181,486
Payable for unsettled securities purchased	54,846	—
Distribution payable	5,504	4,902
Incentive fee payable	1,040	779
Management fee payable	941	969
Interest payable	455	507
Payable to affiliate	299	154
Other liabilities	577	499
Total liabilities	255,253	189,296
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 30,734,458 and 25,379,458 units issued and outstanding, respectively	307,345	252,484
Accumulated undistributed earnings	2,480	1,291
Total members' capital	$309,825	$253,775
Total liabilities and members' capital	$565,078	$443,071
Members' capital per unit	$10.08	$10.00
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Investment income
Interest income	$8,837	$6,749
Fee income	1,197	717
Total investment income	10,034	7,466
Expenses
Interest and other financing expenses	1,533	2,186
Management fee	1,045	831
Incentive fee	1,040	654
Administrative expenses	300	238
Professional fees	169	164
Organizational and offering expenses	117	53
Other general and administrative expenses	38	51
Total expenses	4,242	4,177
Less: management fees waived (See Note 5)	(104)	(416)
Net expenses	4,138	3,761
Net investment income	5,896	3,705
Net change in unrealized appreciation (depreciation) of investments	2,212	(14,406)
Net realized and unrealized gains (losses)	2,212	(14,406)
Net increase (decrease) in members' capital resulting from operations	$8,108	$(10,701)
Earnings (loss) per unit (basic & diluted)	$0.30	$(0.84)
Weighted average common units outstanding - basic & diluted (See Note 10)	27,387,291	12,671,401

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Increase (decrease) in members' capital resulting from operations:
Net investment income	$5,896	$3,705
Net change in unrealized appreciation (depreciation) of investments	2,212	(14,406)
Net increase (decrease) in members' capital resulting from operations	8,108	(10,701)
Capital transactions
Contributions	53,550	5,000
Placement fees	(104)	—
Distributions declared to unitholders from net investment income	(5,504)	(3,161)
Total net increase in members' capital resulting from capital transactions	47,942	1,839
Net increase (decrease) in members' capital	56,050	(8,862)
Members' capital at the beginning of the period	253,775	125,862
Members' capital at the end of the period	$309,825	$117,000

Capital unit activity
Units issued	5,355,000	500,000

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$8,108	$(10,701)
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation of investments	(2,212)	14,406
Amortization of purchase discount	(463)	(316)
Amortization of deferred financing costs	108	118
Amortization of deferred offering costs	—	46
Non-cash investment income	(69)	(110)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(145,528)	(86,338)
Proceeds from sales and paydowns of investments	26,229	18,785
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	18	35
Cash paid for purchase of drawn portion of revolving credit facilities	—	(59)
Cash paid on drawn revolvers	(1,101)	(4,632)
Cash repayments on drawn revolvers	1,140	—
Interest receivable	(856)	87
Other assets	(135)	(9)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	54,846	(5,064)
Interest payable	(52)	(423)
Incentive fee payable	261	654
Management fee payable	(28)	415
Payable to affiliates	145	288
Other liabilities	(42)	15
Net cash flows used in operating activities	(59,631)	(72,803)
Cash flows from financing activities
Distributions	(4,902)	(4,442)
Net proceeds from issuance of common units	53,550	5,000
Proceeds from BMO Subscription Line	42,000	52,000
Repayment of BMO Subscription Line	(69,000)	(46,000)
Proceeds from Wells Credit Facility	37,000	18,500
Deferred financing costs paid	(3)	—
Net cash flows provided by financing activities	58,645	25,058
Net decrease in cash and cash equivalents	(986)	(47,745)
Cash and cash equivalents at the beginning of the period	8,766	69,411
Cash and cash equivalents at the end of the period	$7,780	$21,666

Supplemental disclosure of cash flow information
Cash interest paid	$1,273	$2,124
Non-cash financing activities:
Distributions declared and payable	$5,504	$3,161
Accrual for placement fees	120	—
Accrual for deferred financing costs	—	983
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(3)	8.11% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$12,120	3.91%
Dentalcorp Health Services ULC**
Healthcare Services	Second lien	8.50% (L + 7.50%/M)	2/5/2021	6/8/2026	11,455	11,432	11,469	3.70%
Total Funded Debt Investments - Canada					$23,455	$23,432	$23,589	7.61%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$8,508	$8,472	$8,497	2.74%
Total Funded Debt Investments - United Arab Emirates					$8,508	$8,472	$8,497	2.74%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(3)	8.36% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,353	$22,725	7.33%
Total Funded Debt Investments - United Kingdom					$22,500	$22,353	$22,725	7.33%
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/M)	12/30/2020	9/18/2023	$19,950	$19,950	$19,950
	First lien (2)(3)	6.75% (L + 5.75%/Q)	8/15/2019	9/18/2023	12,169	11,940	12,169
					32,119	31,890	32,119	10.37%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	2/6/2020	5/24/2024	22,996	22,886	22,996
	First lien (2)(3)	6.75% (L + 5.75%/S)	12/11/2020	5/24/2024	2,640	2,621	2,640
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/S)	2/6/2020	5/24/2024	989	986	989
					26,625	26,493	26,625	8.59%
KAMC Holdings, Inc
Business Services	Second lien (2)(3)	8.20% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,355	22,388	7.23%
Bluefin Holding, LLC
Software	Second lien (2)(3)	7.86% (L + 7.75%/M)	9/6/2019	9/3/2027	22,000	22,000	22,220	7.17%
MED Parentco, LP
Healthcare Services	Second lien (2)	8.36% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,857	21,972	7.09%
Diligent Corporation
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	8,522	8,480	8,480
	First lien (2)(3)	7.25% (L + 6.25%/S)	8/4/2020	8/4/2025	7,506	7,423	7,540
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	4,752	4,729	4,728
					20,780	20,632	20,748	6.70%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	19,188	19,069	19,188
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	398	395	398
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	317	315	317
					19,903	19,779	19,903	6.42%
RealPage, Inc.**
Business Services	Second lien	7.25% (L + 6.50%/Q)	2/18/2021	4/23/2029	19,250	19,105	19,828	6.40%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	$17,752	$17,682	$17,752
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	8/7/2019	7/16/2026	701	698	701
					18,453	18,380	18,453	5.96%
Instructure, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	3/24/2020	3/24/2026	14,735	14,655	14,956
	First lien (3)	8.00% (L + 7.00%/Q)	12/22/2020	3/24/2026	2,411	2,371	2,448
					17,146	17,026	17,404	5.62%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	13,957	13,898	14,029
	First lien (3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	2,713	2,701	2,727
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	59	59	59
					16,729	16,658	16,815	5.43%
CoolSys, Inc.
Industrial Services	First lien (2)	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	14,346	14,284	14,346
	First lien	7.00% (L + 6.00%/Q)	11/20/2019	11/20/2026	1,838	1,830	1,838
					16,184	16,114	16,184	5.22%
Idera, Inc.
Software	Second lien	7.50% (L + 6.75%/S)	3/8/2021	3/2/2029	15,000	15,113	15,113	4.88%
iCIMS, Inc.
Software	First lien (3)	7.50% (L + 6.50%/S)	11/16/2020	9/12/2024	12,261	12,149	12,326
	First lien (3)	7.50% (L + 6.50%/S)	8/27/2019	9/12/2024	2,289	2,273	2,302
					14,550	14,422	14,628	4.72%
PaySimple, Inc.
Software	First lien (2)(3)	5.62% (L + 5.50%/M)	8/19/2019	8/23/2025	10,956	10,871	10,956
	First lien (2)(3)	5.62% (L + 5.50%/M)	8/19/2019	8/23/2025	3,582	3,523	3,582
					14,538	14,394	14,538	4.69%
Recorded Future, Inc.
Software	First lien (3)	7.00% (L + 6.00%/S)	8/26/2019	7/3/2025	13,583	13,493	13,618	4.40%
New Trojan Parent, Inc.
Healthcare Services	Second lien	7.75% (L + 7.25%/M)	1/22/2021	1/5/2029	13,238	13,172	13,238	4.27%
Syndigo LLC
Software	Second lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	12,500	12,410	12,563	4.05%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	12,188	12,157	12,157	3.92%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	11,101	10,936	10,935	3.53%
Astra Acquisition Corp.
Software	First lien (2)	5.50% (L + 4.75%/M)	2/24/2021	3/1/2027	10,641	10,641	10,721	3.46%
Granicus, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	1/27/2021	1/29/2027	10,776	10,696	10,695	3.45%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	8,206	8,171	8,206
	First lien (2)(3)	9.00% (L + 8.00%/Q)	10/15/2020	8/6/2026	1,476	1,462	1,476
					9,682	9,633	9,682	3.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Salient CRGT Inc.
Federal Services	First lien (2)(3)	7.50% (L + 6.50%/S)	11/14/2019	2/28/2022	$7,668	$7,435	$7,668
	First lien (3)	7.50% (L + 6.50%/S)	2/8/2021	2/28/2022	1,960	1,937	1,960
					9,628	9,372	9,628	3.11%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/S)	3/12/2021	3/12/2027	9,674	9,602	9,601	3.10%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	7,395	7,369	7,395
	First lien (3)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	2,203	2,195	2,203
					9,598	9,564	9,598	3.10%
OEConnection LLC
Business Services	Second lien (2)(3)	8.36% (L + 8.25%/M)	9/25/2019	9/25/2027	7,676	7,610	7,752	2.50%
Integral Ad Science, Inc.
Software	First lien (2)(3)	6.00% (L + 5.00%/S)	8/27/2019	7/19/2024	7,653	7,600	7,653	2.47%
Sphera Solutions, Inc.
Software	First lien (2)(3)	8.75% (L + 7.75%/Q)	9/10/2019	6/14/2023	7,373	7,327	7,429	2.40%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.11% (L + 5.00%/M)	7/30/2019	7/31/2026	7,406	7,376	7,378	2.38%
Appriss Holdings, Inc.
Business Services	First lien (2)(3)	6.20% (L + 6.00%/Q)	10/14/2020	5/29/2026	7,164	7,098	7,235	2.34%
Vectra Co.
Business Products	Second lien (3)	7.36% (L + 7.25%/M)	6/22/2020	3/8/2026	6,248	5,878	6,248	2.02%
Kaseya Inc.
Software	First lien (3)	8.00% (L + 4.00% + 3.00% PIK/S)*	3/4/2020	5/2/2025	5,047	4,988	5,047
	First lien (3)(4) - Drawn	8.00% (L + 4.00% + 3.00% PIK/S)*	3/4/2020	5/2/2025	812	805	812
	First lien (3)	8.00% (L + 4.00% + 3.00% PIK/S)*	8/3/2020	5/2/2025	225	221	225
	First lien (3)(4) - Drawn	7.50% (L + 6.50%/S)	8/3/2020	5/2/2025	77	75	77
					6,161	6,089	6,161	1.99%
Finalsite Holdings, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	3/5/2021	9/25/2024	6,109	6,109	6,109	1.98%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(3)	3.61% (L + 3.50%/M)	9/27/2019	8/28/2024	7,385	6,421	5,337	1.72%
Associations, Inc.
Business Services	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	2/18/2021	7/30/2024	5,004	4,991	5,004	1.62%
VT Topco, Inc.
Business Services	Second lien (2)(3)	7.11% (L + 7.00%/M)	8/6/2020	7/31/2026	4,475	4,136	4,475	1.44%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	6.36% (L + 6.25%/M)	2/12/2021	2/23/2029	3,000	2,993	3,020	0.98%
Convey Health Solutions, Inc.
Healthcare Services	First lien (2)(3)	7.00% (L + 6.00%/Q)	2/12/2021	9/4/2026	2,643	2,618	2,670	0.86%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(3)	9.25% (L + 8.25%/Q)	8/27/2019	9/5/2024	2,134	2,119	2,135	0.69%
Total Funded Debt Investments - United States					$500,817	$496,259	$499,980	161.39%
Total Funded Debt Investments					$555,280	$550,516	$554,791	179.07%
Total Funded Investments						$550,516	$554,791	179.07%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - United States
MRI Software LLC
Software	First lien (2)(3)(4) - Undrawn	—	3/24/2021	3/24/2022	$4,690	$—	$24
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	479	—	2
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	1,112	(6)	—
					6,281	(6)	26	0.01%
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	1,827	(20)	7
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	2,335	(15)	—
					4,162	(35)	7	0.00%
CoolSys, Inc.
Industrial Services	First lien (4) - Undrawn	—	11/20/2019	11/19/2021	618	—	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	592	(2)	—	—%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2021	3,209	—	—
	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2024	978	(3)	—
					4,187	(3)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	3/4/2020	3/4/2022	1,218	(3)	—
	First lien (3)(4) - Undrawn	—	8/3/2020	5/2/2025	80	(2)	—
					1,298	(5)	—	—%
Instructure, Inc.
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	1,223	(6)	—	—%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/26/2019	7/3/2025	1,630	(10)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/24/2019	10/1/2021	883	(5)	—
	First lien (3)(4) - Undrawn	—	9/24/2019	9/30/2026	964	(6)	—
					1,847	(11)	—	—%
GS Acquisitionco, Inc.
Software	First lien (2)(3)(4) - Undrawn	—	12/11/2020	12/2/2021	1,604	(11)	—
	First lien (3)(4) - Undrawn	—	2/6/2020	5/24/2024	1,236	(8)	—
					2,840	(19)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (4) - Undrawn	—	3/12/2021	3/10/2023	2,385	—	(18)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2021
(in thousands)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	$1,206	$(9)	$(9)
	First lien (3)(4) - Undrawn	—	1/27/2021	1/30/2023	3,017	—	(23)
					4,223	(9)	(32)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (4) - Undrawn	—	3/1/2021	3/1/2023	4,898	—	(73)	(0.02)%
Total Unfunded Debt Investments - United States					$36,184	$(106)	$(90)	(0.03)%
Total Unfunded Debt Investments					$36,184	$(106)	$(90)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments						$550,410	$554,701	179.04%
Total Investments						$550,410	$554,701	179.04%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2021.
*    All or a portion of interest contains payment-in-kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2021, 13.21% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2021
(unaudited)

March 31, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	62.63%
Second lien	37.37%
Total investments	100.00%

March 31, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	54.22%
Business Services	16.40%
Healthcare Services	16.03%
Healthcare Information Technology	3.33%
Industrial Services	2.92%
Specialty Chemicals & Materials	1.75%
Federal Services	1.74%
Education	1.53%
Business Products	1.12%
Distribution & Logistics	0.96%
Total investments	100.00%

March 31, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%
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
March 31, 2021
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
    The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2021, the Company's top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021.
    Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statements of Operations as "Net realized gains (losses) on investments".
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
    Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2021 and December 31, 2020.
    Revenue recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2021 and March 31, 2020, the Company recognized PIK interest from investments of $83 and $62, respectively.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2021 and December 31, 2020, no investments were on non-accrual status.
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
    Income taxes—The Company has elected to be treated as a RIC under Subchapter M of the Code and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
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
Note 3. Investments
    At March 31, 2021, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$345,839	$347,413
Second lien	204,571	207,288
Total investments	$550,410	$554,701
    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$298,017	$300,808
Business Services	89,452	90,959
Healthcare Services	88,676	88,905
Healthcare Information Technology	18,377	18,453
Industrial Services	16,114	16,184
Specialty Chemicals & Materials	9,631	9,682
Federal Services	9,372	9,628
Education	8,472	8,497
Business Products	5,878	6,248
Distribution & Logistics	6,421	5,337
Total investments	$550,410	$554,701
    At December 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$300,080	$301,229
Second lien	130,556	131,486
Total investments	$430,636	$432,715

    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$264,153	$266,512
Business Services	53,196	53,365
Healthcare Services	40,951	41,327
Healthcare Information Technology	18,419	18,499
Industrial Services	16,152	16,225
Specialty Chemicals & Materials	9,653	9,722
Education	8,492	8,518
Federal Services	7,376	7,668
Business Products	5,864	6,248
Distribution & Logistics	6,380	4,631
Total investments	$430,636	$432,715
    As of March 31, 2021, the Company had unfunded commitments on revolving credit facilities of $11,356 and no unfunded commitments on bridge facilities. As of March 31, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $24,828. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2021.
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
    The Company's operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. Although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Delays in distributing or difficulties in accessing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and the Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and its portfolio companies. Any potential impact to the Company's results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company's control. These potential impacts, while uncertain, could adversely affect the Company and the Company's portfolio companies' operating results.
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
    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2021:

	Total	Level I	Level II	Level III
First lien	$347,413	$—	$26,596	$320,817
Second lien	207,288	—	64,812	142,476
Total investments	$554,701	$—	$91,408	$463,293

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$301,229	$—	$15,869	$285,360
Second lien	131,486	—	—	131,486
Total investments	$432,715	$—	$15,869	$416,846
    The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2021:

	Total	First Lien	Second Lien
Fair value, December 31, 2020	$416,846	$285,360	$131,486
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	2,664	717	1,947
Purchases, including capitalized PIK and revolver fundings	93,332	62,069	31,263
Proceeds from paydowns of investments	(27,329)	(27,329)	—
Transfers out of Level III(1)	(22,220)	—	(22,220)
Fair value, March 31, 2021	$463,293	$320,817	$142,476
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,901	$954	$1,947

(1)As of March 31, 2021, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

(1)As of March 31, 2020, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2021 and March 31, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
    Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2021 and December 31, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2021 were as follows:

				Range
Type	Fair Value as of March 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$284,188	Market & income approach	EBITDA multiple	7.0x	32.0x	18.9x
			Revenue multiple	5.5x	11.0x	7.6x
			Discount rate	4.8%	14.4%	6.9%
	16,184	Market quote	Broker quote	N/A	N/A	N/A
	20,445	Other	N/A (1)	N/A	N/A	N/A
Second lien	97,928	Market & income approach	EBITDA multiple	12.0x	32.0x	20.1x
			Discount rate	7.4%	10.3%	8.8%
	32,391	Market quote	Broker quote	N/A	N/A	N/A
	12,157	Other	N/A (1)	N/A	N/A	N/A
	$463,293

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
The fair value of the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
    Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement, July 15, 2019, through June 30, 2020, the base management fee was reduced by 50% (0.575% through June 30, 2020). The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
    Pre-incentive fee net investment income, expressed as a rate of return on the value of our members' capital at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.75% per quarter (7.0% annualized).
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
    For the three months ended March 31, 2021 and March 31, 2020, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

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
Expense Limitation
    Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of Members' Capital. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the Second A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Second A&R LLC Agreement) (which are subject to Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Second A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on

behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended March 31, 2021 and March 31, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.
    The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
Management fee	$1,045	$831
Less: management fee waiver	(104)	(416)
Net management fee	941	415
Incentive fee, excluding accrued incentive fees on capital gains	$1,040	$654
For the three months ended March 31, 2021 and March 31, 2020, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
    The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2021 and March 31, 2020, approximately $159 and $141, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2021 and December 31, 2020, approximately $159 and $128, respectively, of indirect administrative expenses was included in payable to affiliates.
    The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended (the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain" name. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain" name.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$607	$1,439
Amortization of financing costs	3	11
Weighted average interest rate	3.0%	4.0%
Effective interest rate	3.0%	4.3%
Average debt outstanding	$82,096	$134,579
As of March 31, 2021 and December 31, 2020, the outstanding balance on the BMO Subscription Line was $56,451 and $83,451, respectively, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such dates.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest expense	$643	$429
Non-usage fee	164	191
Amortization of financing costs	105	106
Weighted average interest rate	2.4%	3.6%
Effective interest rate	3.4%	6.2%
Average debt outstanding	$108,767	$46,858
As of March 31, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $136,600 and $99,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
Note 7. Regulation
    The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company intends to make the requisite distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
    Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to "all eligible portfolio companies" (as defined in the 1940 Act) managerial assistance.
Note 8. Commitments and Contingencies
    In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2021, the Company had unfunded commitments on revolving credit facilities of $11,356, no outstanding bridge financing commitments, and other future funding commitments of $24,828. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $8,384, no outstanding bridge financing commitments and other future funding commitments of $11,737. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of March 31, 2021 and December 31, 2020.
    The Company also has revolving borrowings available under the Wells Credit Facility and BMO Subscription Line as of March 31, 2021 and December 31, 2020. See Note 6. Borrowings, for details.
    The Company may from time to time enter into financing commitment letters. As of March 31, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $22,400, respectively, which could require funding in the future.

COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the three months ended March 31, 2021 and subsequent to March 31, 2021, COVID-19 has had a significant impact on the U.S. economy and the Company.
The extent of the continued impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, how quickly vaccines will continue to be distributed nationwide and globally, whether "herd immunity" will be achieved, whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely, and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies continue to be adversely impacted by the effects of the COVID-19 pandemic, the Company may experience a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Members' Capital
    The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 26, 2021	February 26, 2021	5,250,000	$52,500
February 26, 2021	March 11, 2021	105,000	1,050
		5,355,000	$53,550
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	500,000	$5,000
The following table reflects the distributions declared on the Company's common units for the three months ended March 31, 2021.

Date Declared	Record Date	Payment Date	Per Unit Amount
February 24, 2021	February 25, 2021	April 13, 2021	$0.12
March 26, 2021	March 30, 2021	April 13, 2021	0.08
			$0.20
The following table reflects the distributions declared on the Company's common units for the three months ended March 31, 2020.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2020	March 23, 2020	April 13, 2020	$0.25
Note 10. Earnings Per Unit
    The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Earnings (loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$8,108	$(10,701)
Denominator for basic & diluted weighted average unit:	27,387,291	12,671,401
Basic & diluted earnings (loss) per unit:	$0.30	$(0.84)

Note 11. Financial Highlights
    The following information sets forth the Company's financial highlights for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
Per unit data(1):
Members' capital, December 31, 2020 and December 31, 2019, respectively	$10.00	$9.95
Net investment income	0.22	0.29
Net realized and unrealized gains (losses)(2)	0.06	(1.09)
Total net increase (decrease)	0.28	(0.80)
Distributions declared to unitholders from net investment income	(0.20)	(0.25)
Members' capital, March 31, 2021 and March 31, 2020, respectively	$10.08	$8.90
Total return based on members' capital(3)	2.82%	(8.03)%
Units outstanding at end of period	30,734,458	13,143,928
Average weighted units outstanding for the period	27,387,291	12,671,401
Average members' capital for the period	$273,881	$125,985
Ratio to average members' capital:
Net investment income(4)	8.86%	11.96%
Total expenses, before waivers/reimbursements(4)	6.15%	13.20%
Total expenses, net of waivers/reimbursements(4)	6.00%	11.88%

Average debt outstanding—BMO Subscription Line	$82,096	$134,579
Average debt outstanding—Wells Credit Facility	$108,767	$46,858
Asset coverage ratio	260.49%	154.21%
Portfolio turnover	6.04%	6.59%

Capital Commitments	$512,241	$328,598
Funded Capital Commitments	$307,345	$131,439
% of Capital Commitments Funded	60.00%	40.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for issuance of Units and distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the three months ended March 31, 2021 and March 31, 2020 were $(0.02) and $0.05, respectively.
(3)Total return is calculated assuming a purchase at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(4)Annualized, except organizational and offering costs.
Note 12. Recent Accounting Standards Updates
    In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
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
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments, as of March 31, 2021, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month periods ended March 31, 2021 and March 31, 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments, as of December 31, 2020, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities and members’ capital as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
May 10, 2021

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
•our future operating results, our business prospects, and the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2020 and in this quarterly report on Form 10-Q.
    Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2020 and in this quarterly report on Form 10-Q.
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
    Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2021, our top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
    As of March 31, 2021, our members' capital was approximately $309.8 million and our portfolio had a fair value of approximately $554.7 million in 44 portfolio companies.
COVID-19 Developments
    Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Any delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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

The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of March 31, 2021:

(in thousands)	Total	Level I	Level II	Level III
First lien	$347,413	$—	$26,596	$320,817
Second lien	207,288	—	64,812	142,476
Total investments	$554,701	$—	$91,408	$463,293
    We generally use the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs. We typically determine the fair value of our performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
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
    Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2021, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2021, we used the discount ranges set forth in the table below to value investments in our portfolio companies.

The unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2021 were as follows:

(in thousands)				Range
Type	Fair Value as of March 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$284,188	Market & income approach	EBITDA multiple	7.0x	32.0x	18.9x
			Revenue multiple	5.5x	11.0x	7.6x
			Discount rate	4.8%	14.4%	6.9%
	16,184	Market quote	Broker quote	N/A	N/A	N/A
	20,445	Other	N/A (1)	N/A	N/A	N/A
Second lien	97,928	Market & income approach	EBITDA multiple	12.0x	32.0x	20.1x
			Discount rate	7.4%	10.3%	8.8%
	32,391	Market quote	Broker quote	N/A	N/A	N/A
	12,157	Other	N/A (1)	N/A	N/A	N/A
	$463,293

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2021 and March 31, 2020, we recognized PIK interest from investments of approximately $0.1 million and $0.1 million, respectively.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2021 and December 31, 2020, no investments were on non-accrual status.
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
    The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2021:

(in millions)	As of March 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$114.0	20.7%	$115.4	20.8%
Investment Rating 2	436.4	79.3%	439.3	79.2%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$550.4	100.0%	$554.7	100.0%
    As of March 31, 2021, all investments in our portfolio had an Investment Rating of 1 or 2.
    In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic impact on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of March 31, 2021:

(in millions)	As of March 31, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	6.4	1.2%	5.3	1.0%
Yellow	—	—%	—	—%
Green	544.0	98.8%	549.4	99.0%
	$550.4	100.0%	$554.7	100.0%
Portfolio and Investment Activity
    The fair value of our investments was approximately $554.7 million in 44 portfolio companies at March 31, 2021 and approximately $432.7 million in 33 companies at December 31, 2020.
    The following table shows our portfolio and investment activity for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
New investments in 16 and 7 portfolio companies, respectively	$145.5	$86.3
Debt repayments in existing portfolio companies	(26.2)	(18.8)
Sales of securities in 0 and 0 portfolio companies, respectively	—	—
Change in unrealized appreciation on 17 and 0 portfolio companies, respectively	3.3	—
Change in unrealized depreciation on 25 and 28 portfolio companies, respectively	(1.1)	(14.4)

Recent Accounting Standards Updates
    See Part 1.—Financial Statements—Note 12. Recent Accounting Standards for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020
Revenue

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Interest income	$8,837	$6,749
Fee income	1,197	717
Total investment income	$10,034	$7,466
Our total investment income increased by approximately $2.6 million, or 34%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, total investment income of approximately $10.0 million consisted of approximately $8.3 million in cash interest from investments, approximately $0.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.4 million, and approximately $1.2 million in fee income. The increase in interest income of approximately $2.1 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to increased interest income which is attributable to larger invested balances, driven by proceeds for our April 2020, December 2020 and February 2021 drawdowns on Capital Commitments. Fee income during the three months ended March 31, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 10 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Management fee	$1,045	$831
Less: management fee waiver	(104)	(416)
Net management fee	941	415
Incentive fee	1,040	654
Interest and other financing expenses	1,533	2,186
Administrative expenses	300	238
Professional fees	169	164
Organizational and offering expenses	117	53
Other general and administrative expenses	38	51
Net expenses	$4,138	$3,761
Our total net operating expenses increased by $0.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Our management fee increased by $0.5 million, net of a management fee waiver, and our incentive fee increased by $0.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances, as well as the expiration of the management fee waiver on June 30, 2020.
Interest and other financing expenses decreased by approximately $0.7 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to lower drawn balances on our BMO Subscription Line (as defined below) and lower interest rates. Organization and offering expenses increased by approximately $0.1 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to our entrance into Subscription Agreements with several investors in February of 2021. Our total professional fees, administrative expenses and total other general and administrative expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 remained flat.

Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net realized gains (losses) on investments	$—	$—
Net change in unrealized appreciation (depreciation) of investments	2,212	(14,406)
Net realized and unrealized gains (losses)	$2,212	$(14,406)
Our net realized and unrealized gains resulted in a net gain of approximately $2.2 million for the three months ended March 31, 2021 as compared to net realized and unrealized losses resulting in a net loss of approximately $14.4 million for the three months ended March 31, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended March 31, 2021, was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the three months ended March 31, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic.
Liquidity and Capital Resources
    The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
    We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2021, our asset coverage ratio was 260.5%.
    Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On March 31, 2021 and December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2021	December 31, 2020
Capital Commitments	$512.2	$423.0
Unfunded Capital Commitments	204.9	169.2
% of Capital Commitments Funded	60.0%	60.0%
    At March 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $7.8 million and $8.8 million, respectively. Our cash used in operating activities for the three months ended March 31, 2021 and March 31, 2020, were approximately $59.6 million and $72.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021		March 31, 2020
Interest expense	$0.6		$1.4
Amortization of financing costs	—	(1)	—	(1)
Weighted average interest rate	3.0%		4.0%
Effective interest rate	3.0%		4.3%
Average debt outstanding	$82.1		$134.6

(1)For the three months ended March 31, 2021 and March 31, 2020, the amortization of financing costs was less than $50.0 thousand.
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the BMO Subscription Line was $56.5 million and $83.5 million, respectively, and we were in compliance with the applicable covenants in the BMO Subscription Line on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Interest expense	$0.6	$0.4
Non-usage fee	0.2	0.2
Amortization of financing costs	0.1	0.1
Weighted average interest rate	2.4%	3.6%
Effective interest rate	3.4%	6.2%
Average debt outstanding	$108.8	$46.9
    As of March 31, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $136.6 million and $99.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31,

2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $36.2 million and $20.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2021 and December 31, 2020, we had commitment letters to purchase investments in the aggregate par amount of $0.0 and $22.4 million, respectively, which could require funding in the future. As of March 31, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
    A summary of our significant contractual payment obligations as of March 31, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$56.5	$56.5	$—	$—	$—
Wells Credit Facility (2)	136.6	—	—	136.6	—
Total Contractual Obligations	$193.1	$56.5	$—	$136.6	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($56.5 million as of March 31, 2021) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
(2)Under the terms of the $200.0 million Wells Credit Facility, all outstanding borrowings under that facility ($136.6 million as of March 31, 2021) must be repaid on or before August 30, 2024. As of March 31, 2021, there was approximately $63.4 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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

Distributions and Dividends
    Distributions declared for the three months ended March 31, 2021 totaled approximately $5.5 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per Unit that have been declared by our board of directors for the two most recent fiscal year and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Unit Amount
December 31, 2021
First Quarter	February 24, 2021	February 25, 2021	April 13, 2021	$0.12
First Quarter	March 26, 2021	March 30, 2021	April 13, 2021	0.08
				$0.20
December 31, 2020
First Quarter	March 20, 2020	March 23, 2020	April 13, 2020	$0.25
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	0.24
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	0.20
Fourth Quarter	December 18, 2020	December 21, 2020	January 13, 2021	0.21
Fourth Quarter	December 18, 2020	December 31, 2020	January 13, 2021	0.03
				$0.93
December 31, 2019
Fourth Quarter	December 20, 2019	December 20, 2019	January 17, 2020	$0.39
Fourth Quarter	December 20, 2019	December 27, 2019	January 17, 2020	0.05
				$0.44
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, total distributions declared were $16.7 million and $4.4 million, respectively, of which the distributions were comprised of approximately 100.00% and 100.00%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2021, approximately $0.2 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2021, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of March 31, 2021, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2021. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.24%
Base Interest Rate	—%
+100 Basis Points	2.20%
+200 Basis Points	12.44%
+300 Basis Points	22.68%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
    As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
    We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2021. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA's proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.
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

We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    None, other than those already disclosed in certain Form 8-Ks filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
    None.
Item 4.    Mine Safety Disclosures
    Not applicable.
Item 5.    Other Information
    Overall, New Mountain Capital's team now exceeds 175 people. New Mountain Capital now has seven Managing Director level team members dedicated to its credit activities. Going forward, Robert A. Hamwee is expected to remain as our CEO and the most senior Managing Director in the credit area, but with the freedom to allocate half of his time to activities outside of credit. As part of his responsibilities, Mr. Hamwee will continue to: (i) serve as our Chief Executive Officer, (ii) serve as a senior member of the Investment Committee of our investment adviser, and (iii) be involved in other parts of leadership which our board of directors considers core to our performance. John Kline will continue to serve as our co-portfolio manager in addition to already being our Chairman of the board of directors, Chief Operating Officer and President. Mr. Kline joined New Mountain in 2008 and has been a senior manager within New Mountain Capital's credit effort since its beginning. Our investment adviser believes that its management team, with the overall support of New Mountain Capital’s team, is adequately staffed to support our Co-Portfolio Managers, Messrs. Hamwee and Kline, in managing our investment portfolio.

Item 6.    Exhibits
    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement dated as of January 15, 2021(3)
3.2	Certificate of Formation(2)
4.1	Form of Subscription Agreement(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.
(2)Previously filed in in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on January 22, 2021.
* Filed herewith.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2021.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)