Form 10-Q
period 2021-06-30
New Mountain Guardian III BDC, L.L.C.
filed 2021-08-12
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2021

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 12, 2021 was 37,045,558. As of June 30, 2021, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Non-controlled/non-affiliated investments at fair value (cost of $662,777 and $430,636, respectively)	$665,593	$432,715
Cash and cash equivalents	10,072	8,766
Interest and dividend receivable	3,335	1,539
Other assets	293	51
Total assets	$679,293	$443,071
Liabilities
Borrowings
Wells Credit Facility	$184,100	$99,600
BMO Subscription Line	138,451	83,451
Deferred financing costs (net of accumulated amortization of $844 and $617, respectively)	(2,652)	(1,565)
Net borrowings	319,899	181,486
Payable for unsettled securities purchased	14,332	—
Distribution payable	7,909	4,902
Management fee payable	1,196	969
Incentive fee payable	1,337	779
Interest payable	714	507
Payable to affiliate	333	154
Other liabilities	707	499
Total liabilities	346,427	189,296
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 33,234,958 and 25,379,458 units issued and outstanding, respectively	331,039	252,484
Accumulated undistributed earnings	1,827	1,291
Total members' capital	$332,866	$253,775
Total liabilities and members' capital	$679,293	$443,071
Members' capital per unit	$10.02	$10.00

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income
Interest income	$11,235	$7,077	$20,072	$13,826
Dividend income	245	—	245	—
Fee income	1,401	255	2,598	972
Total investment income	12,881	7,332	22,915	14,798
Expenses
Interest and other financing expenses	2,106	1,697	3,639	3,883
Management fee	1,352	816	2,397	1,647
Incentive fee	1,337	705	2,377	1,359
Administrative expenses	378	229	678	467
Professional fees	153	212	322	376
Organizational and offering expenses	91	86	208	139
Other general and administrative expenses	44	42	82	93
Total expenses	5,461	3,787	9,703	7,964
Less: management fees waived (See Note 5)	(156)	(452)	(260)	(868)
Net expenses	5,305	3,335	9,443	7,096
Net investment income	7,576	3,997	13,472	7,702
Net realized losses on investments	—	(230)	—	(230)
Net change in unrealized (depreciation) appreciation of investments	(1,475)	7,116	737	(7,290)
Net realized and unrealized (losses) gains	(1,475)	6,886	737	(7,520)
Net increase in members' capital resulting from operations	$6,101	$10,883	$14,209	$182
Earnings per unit (basic & diluted)	$0.19	$0.63	$0.48	$0.01
Weighted average common units outstanding - basic & diluted (See Note 10)	31,338,974	17,260,433	29,374,049	14,965,917

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Increase (decrease) in members' capital resulting from operations:
Net investment income	$7,576	$3,997	$13,472	$7,702
Net realized losses on investments	—	(230)	—	(230)
Net change in unrealized (depreciation) appreciation of investments	(1,475)	7,116	737	(7,290)
Net increase in members' capital resulting from operations	6,101	10,883	14,209	182
Capital transactions
Contributions	25,005	65,720	78,555	70,720
Placement fees	(156)	(45)	(260)	(45)
Distributions declared to unitholders from net investment income	(7,909)	(4,732)	(13,413)	(7,893)
Total net increase in members' capital resulting from capital transactions	16,940	60,943	64,882	62,782
Net increase in members' capital	23,041	71,826	79,091	62,964
Members' capital at the beginning of the period	309,825	117,000	253,775	125,862
Members' capital at the end of the period	$332,866	$188,826	$332,866	$188,826

Capital unit activity
Units issued	2,500,500	6,571,964	7,855,500	7,071,964

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net increase in members' capital resulting from operations	$14,209	$182
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized losses on investments	—	230
Net change in unrealized (appreciation) depreciation of investments	(737)	7,290
Amortization of purchase discount	(826)	(521)
Amortization of deferred financing costs	227	237
Amortization of deferred offering costs	—	91
Non-cash investment income	(374)	(225)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(272,114)	(97,272)
Proceeds from sales and paydowns of investments	41,076	24,232
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	83	35
Cash paid for purchase of drawn portion of revolving credit facilities	(34)	(355)
Cash paid on drawn revolvers	(1,977)	(4,632)
Cash repayments on drawn revolvers	2,025	1,094
Interest and dividend receivable	(1,796)	(209)
Other assets	(232)	(30)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	14,332	(30,156)
Interest payable	207	(669)
Incentive fee payable	558	228
Management fee payable	227	62
Payable to affiliates	179	(85)
Other liabilities	58	126
Net cash flows used in operating activities	(204,909)	(100,347)
Cash flows from financing activities
Distributions	(10,406)	(7,603)
Net proceeds from issuance of common units	78,555	70,720
Proceeds from BMO Subscription Line	154,000	52,000
Repayment of BMO Subscription Line	(99,000)	(117,000)
Proceeds from Wells Credit Facility	84,500	39,500
Placement fees paid	(140)	(45)
Deferred financing costs paid	(1,294)	(984)
Net cash flows provided by financing activities	206,215	36,588
Net increase (decrease) in cash and cash equivalents	1,306	(63,759)
Cash and cash equivalents at the beginning of the period	8,766	69,411
Cash and cash equivalents at the end of the period	$10,072	$5,652

Supplemental disclosure of cash flow information
Cash interest paid	$2,919	$3,769
Non-cash financing activities:
Distributions declared and payable	$7,909	$4,732
Accrual for placement fees	130	—
Accrual for deferred financing costs	20	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(3)	8.10% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$12,000	3.61%
Total Funded Debt Investments - Canada					$12,000	$12,000	$12,000	3.61%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$8,486	$8,452	$8,527	2.56%
Total Funded Debt Investments - United Arab Emirates					$8,486	$8,452	$8,527	2.56%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(3)	8.34% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,357	$22,725	6.83%
Total Funded Debt Investments - United Kingdom					$22,500	$22,357	$22,725	6.83%
Funded Debt Investments - United States
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	12/30/2020	9/18/2023	$19,900	$19,900	$19,900
	First lien (2)(3)	6.75% (L + 5.75%/Q)	8/15/2019	9/18/2023	12,138	11,930	12,138
	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/15/2021	9/18/2023	3,792	3,792	3,792
					35,830	35,622	35,830	10.76%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	2/6/2020	5/24/2024	22,937	22,836	22,937
	First lien (2)(3)	6.75% (L + 5.75%/S)	12/11/2020	5/24/2024	2,633	2,616	2,633
	First lien (2)(3)	6.75% (L + 5.75%/S)	12/11/2020	5/24/2024	1,604	1,583	1,604
	First lien (3)(4) - Drawn	6.75% (L + 5.75%/S)	2/6/2020	5/24/2024	1,038	1,036	1,038
					28,212	28,071	28,212	8.48%
Idera, Inc.
Software	Second lien	7.50% (L + 6.75%/S)	3/8/2021	3/2/2029	26,250	26,305	26,381	7.93%
CoolSys, Inc.
Industrial Services	First lien (2)	7.00% (L + 6.00%/M)	11/20/2019	11/20/2026	21,846	21,749	21,791
	First lien	7.00% (L + 6.00%/M)	11/20/2019	11/20/2026	1,838	1,830	1,834
					23,684	23,579	23,625	7.10%
Bluefin Holding, LLC
Software	Second lien (2)(3)	7.85% (L + 7.75%/M)	9/6/2019	9/3/2027	22,000	22,000	22,220	6.68%
MED Parentco, LP
Healthcare Services	Second lien (2)	8.35% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,861	22,000	6.61%
KAMC Holdings, Inc
Business Services	Second lien (2)(3)	8.16% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,360	20,966	6.30%
Diligent Corporation
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	8,501	8,460	8,458
	First lien (2)(3)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	7,487	7,408	7,596
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	4,740	4,718	4,717
					20,728	20,586	20,771	6.24%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

RealPage, Inc.
Business Services	Second lien	7.25% (L + 6.50%/Q)	2/18/2021	4/23/2029	$19,250	$19,108	$19,924	5.99%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	19,139	19,025	19,139
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	397	395	397
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	316	314	316
					19,852	19,734	19,852	5.96%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (2)(3)	6.25% (L + 5.25%/Q)	8/7/2019	7/16/2026	17,708	17,641	17,708
	First lien (3)(4) - Drawn	6.25% (L + 5.25%/Q)	8/7/2019	7/16/2026	699	696	699
					18,407	18,337	18,407	5.53%
Project Essential Bidco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	4/20/2021	4/20/2028	17,574	17,424	17,421	5.23%
Instructure, Inc.
Software	First lien (3)	6.50% (L + 5.50%/M)	3/24/2020	3/24/2026	14,697	14,621	14,774
	First lien (3)	6.50% (L + 5.50%/M)	12/22/2020	3/24/2026	2,406	2,367	2,418
					17,103	16,988	17,192	5.16%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/Q)	1/31/2020	2/10/2026	16,628	16,560	16,714	5.02%
iCIMS, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	11/16/2020	9/12/2024	12,261	12,156	12,316
	First lien (2)(3)	7.50% (L + 6.50%/S)	8/27/2019	9/12/2024	2,290	2,274	2,300
					14,551	14,430	14,616	4.39%
PaySimple, Inc.
Software	First lien (2)(3)	5.61% (L + 5.50%/M)	8/19/2019	8/23/2025	10,928	10,847	10,928
	First lien (2)(3)	5.61% (L + 5.50%/M)	8/19/2019	8/23/2025	3,573	3,517	3,573
					14,501	14,364	14,501	4.36%
Relativity ODA LLC
Software	First lien (3)	8.50% (L + 7.50% PIK/M)*	5/12/2021	5/12/2027	14,506	14,329	14,325	4.30%
Recorded Future, Inc.
Software	First lien (3)	7.00% (L + 6.00%/Q)	8/26/2019	7/3/2025	13,583	13,498	13,611	4.09%
New Trojan Parent, Inc.
Healthcare Services	Second lien	7.75% (L + 7.25%/M)	1/22/2021	1/5/2029	13,238	13,174	13,205	3.97%
Granicus, Inc.
Software	First lien (2)(3)	7.25% (L + 6.25%/M)	1/27/2021	1/29/2027	10,776	10,699	10,695
	First lien (3)	7.25% (L + 6.25%/M)	1/27/2021	1/29/2027	2,486	2,469	2,468
					13,262	13,168	13,163	3.95%
Syndigo LLC
Software	Second lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	12,500	12,414	12,563	3.77%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	12,188	12,158	12,248	3.68%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 6.00%/Q)	3/1/2021	3/1/2028	11,101	10,941	10,935	3.29%
Astra Acquisition Corp.
Software	First lien (2)	5.50% (L + 4.75%/M)	2/24/2021	3/1/2027	10,614	10,614	10,628	3.19%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/Q)	4/28/2021	4/27/2027	10,500	10,449	10,448	3.14%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/Q)	3/13/2020	2/6/2026	$8,185	$8,152	$8,185
	First lien (2)(3)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	1,473	1,459	1,473
					9,658	9,611	9,658	2.90%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/S)	3/12/2021	3/12/2027	9,674	9,605	9,638	2.90%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	6.25% (L + 5.25%/S)	8/6/2019	7/1/2024	7,376	7,352	7,376
	First lien (3)	6.25% (L + 5.25%/S)	8/6/2019	7/1/2024	2,197	2,190	2,197
					9,573	9,542	9,573	2.88%
Salient CRGT Inc.
Federal Services	First lien (2)	7.50% (L + 6.50%/S)	11/14/2019	2/28/2022	7,553	7,384	7,496
	First lien	7.50% (L + 6.50%/S)	2/8/2021	2/28/2022	1,931	1,915	1,916
					9,484	9,299	9,412	2.83%
Maverick Bidco Inc.
Software	Second lien (3)	7.50% (L + 6.75%/Q)	4/29/2021	5/18/2029	9,000	8,978	8,977	2.70%
OEConnection LLC
Business Services	Second lien (2)(3)	8.35% (L + 8.25%/M)	9/25/2019	9/25/2027	7,676	7,612	7,753	2.33%
Integral Ad Science, Inc.
Software	First lien (2)(3)	6.00% (L + 5.00%/S)	8/27/2019	7/19/2024	7,653	7,603	7,653	2.30%
Sphera Solutions, Inc.
Software	First lien (2)(3)	8.75% (L + 7.75%/Q)	9/10/2019	6/14/2023	7,354	7,313	7,427	2.23%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)	6.00% (L + 5.25%/Q)	6/30/2021	6/29/2027	7,449	7,374	7,374	2.22%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.10% (L + 5.00%/M)	7/30/2019	7/31/2026	7,388	7,358	7,360	2.21%
Appriss Holdings, Inc.
Business Services	First lien (2)(3)	7.00% (L + 6.00%/Q)	10/14/2020	5/29/2026	7,146	7,082	7,217	2.17%
USIC Holdings, Inc.
Consumer Services	Second lien	7.25% (L + 6.50%/M)	5/7/2021	5/14/2029	7,000	6,965	7,140	2.15%
Vectra Co.
Business Products	Second lien (3)	7.35% (L + 7.25%/M)	6/22/2020	3/8/2026	6,248	5,892	6,248	1.88%
Kaseya Inc.
Software	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	3/4/2020	5/2/2025	5,084	5,027	5,084
	First lien (2)(3)(4) - Drawn	8.00% (L + 4.00% + 3.00% PIK/Q)*	3/4/2020	5/2/2025	815	809	815
	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	8/3/2020	5/2/2025	227	223	227
	First lien (3)(4) - Drawn	7.50% (L + 6.50%/Q)	8/3/2020	5/2/2025	77	76	77
					6,203	6,135	6,203	1.86%
Finalsite Holdings, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/Q)	3/5/2021	9/25/2024	6,094	6,094	6,155	1.85%
Calabrio, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	5,979	5,936	5,934	1.78%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(3)	3.60% (L + 3.50%/M)	9/27/2019	8/28/2024	7,366	6,465	5,420	1.63%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien	7.50% (L + 6.75%/Q)	5/11/2021	11/19/2027	$5,333	$5,333	$5,386	1.62%
Associations, Inc.
Business Services	First lien (2)	8.00% (L + 7.00%/Q)	2/18/2021	7/30/2024	5,034	5,023	5,034	1.51%
Appriss Health Holdings, Inc. (6)
Appriss Health, LLC
Business Services	First lien (3)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,688	4,641	4,641	1.38%
VT Topco, Inc.
Business Services	Second lien (2)(3)	6.85% (L + 6.75%/M)	8/6/2020	7/31/2026	4,475	4,148	4,475	1.33%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(3)	7.50% (L + 6.75%/Q)	5/12/2021	5/18/2029	4,222	4,201	4,201	1.26%
Specialtycare, Inc.
Healthcare Services	First lien (2)	6.75% (L + 5.75%/M)	6/18/2021	6/18/2028	3,612	3,558	3,558
	First lien (4) - Drawn	4.08% (L + 4.00%/M)	6/18/2021	6/18/2026	34	33	33
					3,646	3,591	3,591	1.08%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	6.35% (L + 6.25%/M)	2/12/2021	2/23/2029	3,000	2,993	3,060	0.92%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(3)	9.25% (L + 8.25%/S)	8/27/2019	9/5/2024	2,134	2,120	2,134	0.64%
Total Funded Debt Investments - United States					$614,039	$608,988	$611,422	183.68%
Total Funded Debt Investments					$657,025	$651,797	$654,674	196.68%
Equity - United States
Project Essential Super Parent, Inc.
Software	Preferred shares (3)(7)	—	4/20/2021	—	5,000	$5,026	$5,026	1.51%
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)(8)	—	4/6/2021	—	5,000	4,938	4,938	1.48%
Appriss Health Holdings, Inc. (6)
Appriss Health Intermediate Holdings, Inc.
Business Services	Preferred shares (3)	—	5/6/2021	—	1,167	1,169	1,168	0.35%
Total Shares - United States						$11,133	$11,132	3.34%
Total Shares						$11,133	$11,132	3.34%
Total Funded Investments						$662,930	$665,806	200.02%
Unfunded Debt Investments - United States
MRI Software LLC
Software	First lien (2)(3)(4) - Undrawn	—	3/24/2021	3/24/2022	$4,690	$—	$24
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	480	—	3
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	1,170	(5)	—
					6,340	(5)	27	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	$1,828	$(19)	$26
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	2,335	(14)	—
					4,163	(33)	26	0.01%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	592	(2)	—	—%
Definitive Healthcare Holdings, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2021	3,209	—	—
	First lien (3)(4) - Undrawn	—	8/7/2019	7/16/2024	978	(3)	—
					4,187	(3)	—	—%
Kaseya Inc.
Software	First lien (2)(3)(4) - Undrawn	—	3/4/2020	3/4/2022	1,218	(3)	—
	First lien (3)(4) - Undrawn	—	8/3/2020	5/2/2025	80	(2)	—
					1,298	(5)	—	—%
Instructure, Inc.
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	1,223	(6)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	2/6/2020	5/24/2024	1,187	(7)	—	—%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/26/2019	7/3/2025	1,630	(10)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/24/2019	10/1/2021	883	(5)	—
	First lien (3)(4) - Undrawn	—	9/24/2019	9/30/2026	964	(5)	—
					1,847	(10)	—	—%
CoolSys, Inc.
Industrial Services	First lien (4) - Undrawn	—	11/20/2019	11/19/2021	618	—	(2)	(0.00)%
Maverick Bidco Inc.
Software	Second lien (3)(4) - Undrawn	—	4/29/2021	11/18/2022	1,200	—	(3)	(0.00)%
Appriss Health Holdings, LLC (6)
Appriss Health, LLC
Business Services	First lien (3)(4) - Undrawn	—	5/6/2021	5/6/2027	312	(3)	(3)	(0.00)%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	4/16/2021	4/16/2027	720	(5)	(5)	(0.00)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	4/28/2021	4/27/2027	1,500	(7)	(8)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Specialtycare, Inc.
Healthcare Services	First lien (4) - Undrawn	—	6/18/2021	6/18/2026	$246	$(4)	$(4)
	First lien (4) - Undrawn	—	6/18/2021	6/18/2023	335	—	(5)
					581	(4)	(9)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (4) - Undrawn	—	3/12/2021	3/10/2023	2,384	—	(9)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(3)(4) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(9)	(0.00)%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	5/12/2021	5/12/2027	1,439	(18)	(18)	(0.01)%
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	4/20/2021	4/20/2027	2,259	(19)	(20)	(0.01)%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	1/27/2021	1/30/2023	531	—	(4)
	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	1,207	(9)	(9)
	First lien (3)(4) - Undrawn	—	4/23/2021	4/21/2023	2,300	—	(12)
					4,038	(9)	(25)	(0.01)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4) - Undrawn	—	6/30/2021	6/29/2027	727	(7)	(7)
	First lien (4) - Undrawn	—	6/30/2021	6/29/2023	2,544	—	(25)
					3,271	(7)	(32)	(0.01)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	5/19/2021	11/19/2022	5,000	—	(50)	(0.02)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	3/1/2021	3/1/2023	4,897	—	(73)	(0.02)%
Total Unfunded Debt Investments - United States					$52,464	$(153)	$(213)	(0.06)%
Total Unfunded Debt Investments					$52,464	$(153)	$(213)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments						$662,777	$665,593	199.96%
Total Investments						$662,777	$665,593	199.96%

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

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2021
(in thousands, except shares)
(unaudited)

(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2021.
(6)The Company holds investments in two wholly-owned subsidiaries of Appriss Health Holdings, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Health, LLC, and preferred equity in Appriss Health Intermediate Holdings, Inc. The preferred equity in Appriss Health Intermediate Holdings, Inc. is entitled to receive cumulative preferential dividends at a rate of 11.00% per annum.
(7)The Company holds preferred equity in Project Essential Super Parent, Inc., that is entitled to receive cumulative preferential dividends at a rate of L + 9.50% per annum.
(8)The Company holds preferred equity in Diligent Preferred Issuer, Inc., that is entitled to receive cumulative preferential dividends at a rate of 10.50% per annum.
*    All or a portion of interest contains payment-in-kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2021, 6.37% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2021
(unaudited)

June 30, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	63.55%
Second lien	34.78%
Equity and other	1.67%
Total investments	100.00%

June 30, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	57.32%
Business Services	15.43%
Healthcare Services	11.77%
Healthcare Information Technology	4.96%
Industrial Services	3.55%
Specialty Chemicals & Materials	1.45%
Federal Services	1.41%
Education	1.28%
Consumer Services	1.08%
Business Products	0.94%
Distribution & Logistics	0.81%
Total investments	100.00%

June 30, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	99.08%
Fixed rates	0.92%
Total investments	100.00%
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
June 30, 2021
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
    New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
    The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). Closings of the Private Offering occurred and will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on January 15, 2021 (the "Second A&R LLC Agreement"), the Closing Period was extended to July 30, 2021. The Company may accept Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments throughout the Investment Period (as defined below). The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The "Investment Period" began on July 15, 2019 and will continue until the four-year anniversary of such date. The term of the Company is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
    The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility.
    The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2021, the Company's top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
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
    Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2021 and December 31, 2020.
    Revenue recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2021, the Company recognized PIK interest from investments of $219 and $302, respectively, and PIK dividends from investments of $245 and $245, respectively. For the three and six months ended June 30, 2020, the Company recognized PIK interest from investments of $182 and $244, respectively, and no PIK dividends from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2021 and December 31, 2020, no investments were on non-accrual status.
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
Note 3. Investments
    At June 30, 2021, the Company's investments consisted of the following:
    Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$421,785	$423,001
Second lien	229,859	231,460
Equity and other	11,133	11,132
Total investments	$662,777	$665,593
    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$378,686	$381,466
Business Services	102,665	102,715
Healthcare Services	78,188	78,345
Healthcare Information Technology	32,977	33,039
Industrial Services	23,579	23,623
Specialty Chemicals & Materials	9,609	9,658
Federal Services	9,299	9,412
Education	8,452	8,527
Consumer Services	6,965	7,140
Business Products	5,892	6,248
Distribution & Logistics	6,465	5,420
Total investments	$662,777	$665,593
    At December 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$300,080	$301,229
Second lien	130,556	131,486
Total investments	$430,636	$432,715

    Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$264,153	$266,512
Business Services	53,196	53,365
Healthcare Services	40,951	41,327
Healthcare Information Technology	18,419	18,499
Industrial Services	16,152	16,225
Specialty Chemicals & Materials	9,653	9,722
Education	8,492	8,518
Federal Services	7,376	7,668
Business Products	5,864	6,248
Distribution & Logistics	6,380	4,631
Total investments	$430,636	$432,715
    As of June 30, 2021, the Company had unfunded commitments on revolving credit facilities of $18,569 and no unfunded commitments on bridge facilities. As of June 30, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $33,895. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2021.
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
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and its portfolio companies. Any potential impact to the Company's results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond the Company's control. These potential impacts, while uncertain, could adversely affect the Company and the Company's portfolio companies' operating results.
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
    The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2021:

	Total	Level I	Level II	Level III
First lien	$423,001	$—	$48,922	$374,079
Second lien	231,460	—	114,767	116,693
Equity and other	11,132	—	—	11,132
Total investments	$665,593	$—	$163,689	$501,904

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$301,229	$—	$15,869	$285,360
Second lien	131,486	—	—	131,486
Total investments	$432,715	$—	$15,869	$416,846
    The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien	Equity and other
Fair value, March 31, 2021	$463,293	$320,817	$142,476	$—
Total gains or losses included in earnings:
Net change in unrealized depreciation of investments	(1,405)	(24)	(1,379)	(2)
Purchases, including capitalized PIK and revolver fundings	103,747	72,469	20,144	11,134
Proceeds from paydowns of investments	(4,092)	(4,092)	—	—
Transfers into Level III(1)	10,721	10,721	—	—
Transfers out of Level III(1)	(70,360)	(25,812)	(44,548)	—
Fair value, June 30, 2021	$501,904	$374,079	$116,693	$11,132
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,378)	$3	$(1,379)	$(2)

(1)As of June 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2020:

	Total	First Lien	Second Lien
Fair value, March 31, 2020	$318,971	$218,142	$100,829
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	4,728	1,360	3,368
Purchases, including capitalized PIK and revolver fundings	11,345	8,983	2,362
Proceeds from sales and paydowns of investments	(1,651)	(1,651)	—
Transfers out of Level III(1)	(7,271)	(7,271)	—
Fair value, June 30, 2020	$326,122	$219,563	$106,559
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$4,728	$1,360	$3,368

(1)As of June 30, 2020, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2021:

	Total	First Lien	Second Lien	Equity and other
Fair value, December 31, 2020	$416,846	$285,360	$131,486	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	437	749	(310)	(2)
Purchases, including capitalized PIK and revolver fundings	174,521	143,243	20,144	11,134
Proceeds from paydowns of investments	(31,380)	(31,380)	—	—
Transfers out of Level III(1)	(58,520)	(23,893)	(34,627)	—
Fair value, June 30, 2021	$501,904	$374,079	$116,693	$11,132
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$643	$955	$(310)	$(2)

(1)As of June 30, 2021, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2020:

	Total	First Lien	Second Lien
Fair value, December 31, 2019	$207,047	$120,785	$86,262
Total gains or losses included in earnings:
Net change in unrealized depreciation of investments	(5,438)	(1,482)	(3,956)
Purchases, including capitalized PIK and revolver fundings	102,448	100,086	2,362
Proceeds from sales and paydowns of investments	(20,345)	(20,345)	—
Transfers into Level III(1)	42,410	20,519	21,891
Fair value, June 30, 2020	$326,122	$219,563	$106,559
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(5,438)	$(1,482)	$(3,956)

(1)As of June 30, 2020, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2021 and June 30, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
    Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2021 and December 31, 2020, the Company used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2021 were as follows:

				Range
Type	Fair Value as of June 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$337,864	Market & income approach	EBITDA multiple	7.0x	70.0x	21.6x
			Revenue multiple	4.0x	19.5x	9.5x
			Discount rate	4.6%	14.2%	7.0%
	20,257	Market quote	Broker quote	N/A	N/A	N/A
	15,958	Other	N/A (1)	N/A	N/A	N/A
Second lien	109,553	Market & income approach	EBITDA multiple	10.0x	32.0x	19.9x
			Discount rate	7.1%	12.4%	9.0%
	7,140	Market quote	Broker quote	N/A	N/A	N/A
Equity and other	11,132	Market & income approach	EBITDA multiple	22.5x	26.5x	24.6x
			Revenue multiple	13.5x	19.5x	16.5x
			Discount rate	10.8%	11.8%	11.2%
	$501,904

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
The fair value of the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximates their carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
    For the three and six months ended June 30, 2021 and June 30, 2020, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on

behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and six months ended June 30, 2021 and June 30, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.
    The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Management fee	$1,352	$816	$2,397	$1,647
Less: management fee waiver	(156)	(452)	(260)	(868)
Net management fee	1,196	364	2,137	779
Incentive fee, excluding accrued incentive fees on capital gains	$1,337	$705	$2,377	$1,359
For the three and six months ended June 30, 2021 and June 30, 2020, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
    The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2021, approximately $207 and $366, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended June 30, 2020, approximately $128 and $269, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2021 and December 31, 2020, approximately $207 and $128, respectively, of indirect administrative expenses was included in payable to affiliates.
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
Note 6. Borrowings
    BMO Subscription Line—On July 30, 2019, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, the "BMO Subscription Line"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments of the Company. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amending of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. As of the most recent amendment, the BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$938	$925	$1,545	$2,364
Amortization of financing costs	1	14	4	25
Weighted average interest rate	3.0%	3.3%	3.0%	3.8%
Effective interest rate	3.0%	3.3%	3.0%	3.9%
Average debt outstanding	$125,407	$113,386	$103,871	$123,983
As of June 30, 2021 and December 31, 2020, the outstanding balance on the BMO Subscription Line was $138,451 and $83,451, respectively, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such dates.
    Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $300,000 which may increase in size, under certain circumstances, up to a total of $400,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
    As of the most recent amendment on June 29, 2021, the Wells Credit Facility bears interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Second Amendment to the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus

2.25% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Second Amendment to the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$997	$485	$1,640	$914
Non-usage fee	43	157	207	348
Amortization of financing costs	118	107	223	213
Weighted average interest rate	2.3%	2.6%	2.4%	3.0%
Effective interest rate	2.8%	4.1%	3.0%	4.9%
Average debt outstanding	$168,232	$73,968	$138,664	$60,413
As of June 30, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $184,100 and $99,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
Note 8. Commitments and Contingencies
    In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2021, the Company had unfunded commitments on revolving credit facilities of $18,569, no outstanding bridge financing commitments, and other future funding commitments of $33,895. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $8,384, no outstanding bridge financing commitments and other future funding commitments of $11,737. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of June 30, 2021 and December 31, 2020.
    The Company also has revolving borrowings available under the Wells Credit Facility and BMO Subscription Line as of June 30, 2021 and December 31, 2020. See Note 6. Borrowings, for details.
    The Company may from time to time enter into financing commitment letters. As of June 30, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $16,548 and $22,400, respectively, which could require funding in the future.

COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the six months ended June 30, 2021 and subsequent to June 30, 2021, COVID-19 has had a significant impact on the U.S. economy.
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
Note 9. Members' Capital
    The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 26, 2021	February 26, 2021	5,250,000	$52,500
February 26, 2021	March 11, 2021	105,000	1,050
May 25, 2021	June 9, 2021	2,500,500	25,005
		7,855,500	$78,555
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	500,000	$5,000
April 15, 2020	May 5, 2020	6,571,964	65,720
		7,071,964	$70,720
The following table reflects the distributions declared on the Company's common units for the six months ended June 30, 2021.

Date Declared	Record Date	Payment Date	Per Unit Amount
February 24, 2021	February 25, 2021	April 13, 2021	$0.12
March 26, 2021	March 30, 2021	April 13, 2021	0.08
June 2, 2021	June 8, 2021	July 13, 2021	0.16
June 25, 2021	June 29, 2021	July 13, 2021	0.09
			$0.45
The following table reflects the distributions declared on the Company's common units for the six months ended June 30, 2020.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2020	March 23, 2020	April 13, 2020	$0.25
June 23, 2020	June 23, 2020	July 13, 2020	0.24
			$0.49

Note 10. Earnings Per Unit
    The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$6,101	$10,883	$14,209	$182
Denominator for basic & diluted weighted average unit:	31,338,974	17,260,433	29,374,049	14,965,917
Basic & diluted earnings per unit:	$0.19	$0.63	$0.48	$0.01
Note 11. Financial Highlights
    The following information sets forth the Company's financial highlights for the six months ended June 30, 2021 and June 30, 2020.

	Six Months Ended
	June 30, 2021	June 30, 2020
Per unit data(1):
Members' capital, December 31, 2020 and December 31, 2019, respectively	$10.00	$9.95
Net investment income	0.46	0.51
Net realized and unrealized gains (losses)(2)	0.01	(0.39)
Total net increase	0.47	0.12
Distributions declared to unitholders from net investment income	(0.45)	(0.49)
Members' capital, June 30, 2021 and June 30, 2020, respectively	$10.02	$9.58
Total return based on members' capital(3)	4.72%	1.44%
Units outstanding at end of period	33,234,958	19,715,892
Average weighted units outstanding for the period	29,374,049	14,965,917
Average members' capital for the period	$294,980	$142,109
Ratio to average members' capital:
Net investment income(4)	9.28%	10.99%
Total expenses, before waivers/reimbursements(4)	6.56%	11.17%
Total expenses, net of waivers/reimbursements(4)	6.38%	9.95%

Average debt outstanding—BMO Subscription Line	$103,871	$123,983
Average debt outstanding—Wells Credit Facility	$138,664	$60,413
Asset coverage ratio	203.20%	213.87%
Portfolio turnover	8.30%	7.72%

Capital Commitments	$553,916	$328,598
Funded Capital Commitments	$332,350	$197,159
% of Capital Commitments funded	60.00%	60.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for issuance of Units and distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the six months ended June 30, 2021 and June 30, 2020 were $(0.02) and $0.11, respectively.

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
Note 12. Recent Accounting Standards Updates
    In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2021.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 13. Subsequent Events
On July 9, 2021, the Company entered into Subscription Agreements with several investors providing for the private placement of the Company's Units and delivered a capital drawdown notice to the Company's investors relating to the sale of 3,810,600 of the Company's Units for an aggregate offering price of $38,106. The Units were issued to investors on July 26, 2021.
On July 20, 2021, the Company's board of directors declared a distribution of $0.017 per Unit, payable on October 13, 2021 to unitholders of record as of July 23, 2021.
On July 22, 2021, the Company entered into a Third Amended and Restated Limited Liability Company Agreement, which extended the Closing Period from July 30, 2021 to October 15, 2021.
On August 4, 2021, the Company entered into a Master Note Purchase Agreement, dated August 4, 2021 (the "Note Purchase Agreement"), with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, the Company issued to the Purchasers, in a private placement, $125,000 in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "Tranche A Notes"), and will issue, at a second closing, $50,000 in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "Tranche B Notes" and, together with the Tranche A Notes, the "Notes"). The second closing in respect of the Tranche B Notes is to be held on December 21, 2021 or on such other business day thereafter as may be agreed upon by the Company and the Purchasers of the Tranche B Notes. Interest on the Notes will be payable semi-annually on January 15 and July 15. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Notes or the Company cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
On August 4, 2021, in connection with the private placement of the Notes, the Company amended the BMO Subscription Line. Pursuant to the amendment, (i) the aggregate amount of outstanding indebtedness that the Company is not permitted to exceed increased from 70% to 80% of the Company’s aggregate unfunded capital commitments and, for purposes of the foregoing, outstanding obligations under the Notes shall not be included in the outstanding indebtedness of the Company and (ii) the Company’s obligations under the Notes was included as an exception to the prohibition on third party indebtedness.
On August 9, 2021, the Company entered into Subscription Agreements with several investors providing for the private placement of the Company's Units. On August 12, 2021, the Company delivered a capital drawdown notice to the Company's investors relating to the sale of 5,288,982 of the Company's Units for an aggregate offering price of $52,890. The Units will be issued to investors on August 26, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the board of directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments, as of June 30, 2021, and the related consolidated statements of operations and changes in members’ capital for the three-month and six-month periods ended June 30, 2021 and 2020, the consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 12, 2021

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
    The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

    We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred and will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on January 15, 2021 (the "Second A&R LLC Agreement"), the Closing Period was extended to July 30, 2021. We may accept Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments throughout the Investment Period (as defined below). We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and will continue until the four-year anniversary of such date (the "Investment Period"). Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
    We established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV's credit facility.
    Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2021, our top five industry concentrations were software, business services, healthcare services, healthcare information technology and industrial services.
    As of June 30, 2021, our members' capital was approximately $332.9 million and our portfolio had a fair value of approximately $665.6 million in 54 portfolio companies.
Recent Developments
On July 9, 2021, we entered into Subscription Agreements with several investors providing for the private placement of our Units and delivered a capital drawdown notice to our investors relating to the sale of 3,810,600 of our Units for an aggregate offering price of $38.1 million. The Units were issued to investors on July 26, 2021.
On July 20, 2021, our board of directors declared a distribution of $0.017 per Unit, payable on October 13, 2021 to unitholders of record as of July 23, 2021.
On July 22, 2021, we entered into a Third Amended and Restated Limited Liability Company Agreement, which extended the Closing Period from July 30, 2021 to October 15, 2021.
On August 4, 2021, we entered into a Master Note Purchase Agreement, dated August 4, 2021 (the "Note Purchase Agreement"), with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, we issued to the Purchasers, in a private placement, $125.0 million in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "Tranche A Notes"), and will issue, at a second closing, $50.0 million in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "Tranche B Notes" and, together with the Tranche A Notes, the "Notes"). The second closing in respect of the Tranche B Notes is to be held on December 21, 2021 or on such other business day thereafter as may be agreed upon by us and the Purchasers of the Tranche B Notes. Interest on the Notes will be payable semi-annually on January 15 and July 15. This interest rate is subject to increase in the event that: (i) subject to certain exceptions, the Notes or we cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
On August 4, 2021, in connection with the private placement of the Notes, we amended the BMO Subscription Line (as defined below). Pursuant to the amendment, (i) the aggregate amount of outstanding indebtedness that we are not permitted to exceed increased from 70% to 80% of our aggregate unfunded capital commitments and, for purposes of the foregoing, outstanding obligations under the Notes shall not be included in our outstanding indebtedness and (ii) our obligations under the Notes was included as an exception to the prohibition on third party indebtedness.

On August 9, 2021, we entered into Subscription Agreements with several investors providing for the private placement of our Units. On August 12, 2021, we delivered a capital drawdown notice to our investors relating to the sale of 5,288,982 of our Units for an aggregate offering price of $52.9 million. The Units will be issued to investors on August 26, 2021.
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
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of June 30, 2021:

(in thousands)	Total	Level I	Level II	Level III
First lien	$423,001	$—	$48,922	$374,079
Second lien	231,460	—	114,767	116,693
Equity and other	11,132	—	—	11,132
Total investments	$665,593	$—	$163,689	$501,904
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
    Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA multiple will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2021, we used the relevant EBITDA multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
    Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2021, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2021 were as follows:

(in thousands)				Range
Type	Fair Value as of June 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$337,864	Market & income approach	EBITDA multiple	7.0x	70.0x	21.6x
			Revenue multiple	4.0x	19.5x	9.5x
			Discount rate	4.6%	14.2%	7.0%
	20,257	Market quote	Broker quote	N/A	N/A	N/A
	15,958	Other	N/A (1)	N/A	N/A	N/A
Second lien	109,553	Market & income approach	EBITDA multiple	10.0x	32.0x	19.9x
			Discount rate	7.1%	12.4%	9.0%
	7,140	Market quote	Broker quote	N/A	N/A	N/A
Equity and other	11,132	Market & income approach	EBITDA multiple	22.5x	26.5x	24.6x
			Revenue multiple	13.5x	19.5x	16.5x
			Discount rate	10.8%	11.8%	11.2%
	$501,904

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
    Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
    Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind

("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2021, we recognized PIK interest from investments of approximately $0.2 million and $0.3 million, respectively, and PIK dividends from investments of approximately $0.2 million and $0.2 million, respectively. For the three and six months ended June 30, 2020, we recognized PIK interest from investments of approximately $0.1 million and $0.2 million, respectively, and no PIK dividends from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
    Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2021 and December 31, 2020, no investments were on non-accrual status.
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
    The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2021:

(in millions)	As of June 30, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$126.2	19.0%	$127.5	19.2%
Investment Rating 2	536.6	81.0%	538.1	80.8%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$662.8	100.0%	$665.6	100.0%
    As of June 30, 2021, all investments in our portfolio had an Investment Rating of 1 or 2.

    In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of June 30, 2021:

(in millions)	As of June 30, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	6.5	1.0%	5.4	0.8%
Yellow	—	—%	—	—%
Green	656.3	99.0%	660.2	99.2%
	$662.8	100.0%	$665.6	100.0%
Portfolio and Investment Activity
    The fair value of our investments was approximately $665.6 million in 54 portfolio companies at June 30, 2021 and approximately $432.7 million in 33 companies at December 31, 2020.
The following table shows our portfolio and investment activity for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended
(in millions)	June 30, 2021	June 30, 2020
New investments in 30 and 9 portfolio companies, respectively	$272.1	$97.2
Debt repayments in existing portfolio companies	(41.1)	(19.4)
Sales of securities in 0 and 1 portfolio companies, respectively	—	(4.8)
Change in unrealized appreciation on 19 and 4 portfolio companies, respectively	3.1	0.2
Change in unrealized depreciation on 35 and 26 portfolio companies, respectively	(2.4)	(7.5)
Recent Accounting Standards Updates
    See Part 1.—Financial Statements—Note 12. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2021 and June 30, 2020
Revenue

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Interest income	$11,235	$7,077
Dividend income	245	—
Fee income	1,401	255
Total investment income	$12,881	$7,332
Our total investment income increased by approximately $5.5 million, or 76%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, total investment income of approximately $12.9 million consisted of approximately $10.7 million in cash interest from investments, approximately $0.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.4 million, approximately $0.2 million in PIK dividends from investments and approximately $1.4 million in fee income. The increase in interest income of approximately $4.2 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to increased interest income which is attributable to larger invested balances, driven by proceeds from drawdowns on Capital Commitments and higher drawn balances on our revolving credit facility. Our dividend income for the three months ended June 30, 2021 was due to our new investments in preferred securities. Fee income during the three months ended June 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 16 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Management fee	$1,352	$816
Less: management fee waiver	(156)	(452)
Net management fee	1,196	364
Incentive fee	1,337	705
Interest and other financing expenses	2,106	1,697
Administrative expenses	378	229
Professional fees	153	212
Organizational and offering expenses	91	86
Other general and administrative expenses	44	42
Net expenses	$5,305	$3,335
Our total net operating expenses increased by $1.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Our management fee increased by approximately $0.8 million, net of a management fee waiver, and our incentive fee increased by approximately $0.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances, as well as the expiration of the management fee waiver on June 30, 2020.
Interest and other financing expenses increased by approximately $0.4 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to higher drawn balances on our revolving credit facility which was offset by lower interest rates during 2021.
Administrative expenses increased by approximately $0.1 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Our organization and offering expenses, total professional fees, and total other general and administrative expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 remained flat.

Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net realized losses on investments	$—	$(230)
Net change in unrealized (depreciation) appreciation of investments	(1,475)	7,116
Net realized and unrealized (losses) gains	$(1,475)	$6,886
Our net realized and unrealized losses resulted in a net loss of approximately $1.5 million for the three months ended June 30, 2021 as compared to net realized losses and unrealized gains resulting in a net gain of approximately $6.9 million for the three months ended June 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2021, was primarily driven by the unrealized depreciation recognized on KAMC Holdings, Inc. during the period. Overall market prices otherwise remained relatively stable during the period. The net gain for the three months ended June 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic.
Results of Operations for the Six Months Ended June 30, 2021 and June 30, 2020
Revenue

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Interest income	$20,072	$13,826
Dividend income	245	—
Fee income	2,598	972
Total investment income	$22,915	$14,798
Our total investment income increased by approximately $8.1 million, or 55%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, total investment income of approximately $22.9 million consisted of approximately $19.0 million in cash interest from investments, approximately $0.3 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.8 million, approximately $0.2 million in PIK dividends from investments and approximately $2.6 million in fee income. The increase in interest income of approximately $6.2 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to increased interest income which is attributable to larger invested balances, driven by proceeds from drawdowns on Capital Commitments and higher drawn balances on our revolving credit facility. Our dividend income for the six months ended June 30, 2021 was due to our new investments in preferred securities. Fee income during the six months ended June 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, commitment and amendment fees received from 24 different portfolio companies.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Management fee	$2,397	$1,647
Less: management fee waiver	(260)	(868)
Net management fee	2,137	779
Incentive fee	2,377	1,359
Interest and other financing expenses	3,639	3,883
Administrative expenses	678	467
Professional fees	322	376
Organizational and offering expenses	208	139
Other general and administrative expenses	82	93
Net expenses	$9,443	$7,096
Our total net operating expenses increased by approximately $2.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Our management fee increased by approximately $1.4 million, net of a management fee waiver, and our incentive fee increased by approximately $1.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances, as well as the expiration of the management fee waiver on June 30, 2020.
Interest and other financing expenses decreased by approximately $0.2 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to lower interest rates in 2021 which offset larger invested balances during the six months ended June 30, 2021. Administrative expenses increased by approximately $0.2 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Organization and offering expenses increased by approximately $0.1 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to our entrance into Subscription Agreements with several investors in February of 2021 and May 2021. Our total professional fees and total other general and administrative expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net realized losses on investments	$—	$(230)
Net change in unrealized appreciation (depreciation) of investments	737	(7,290)
Net realized and unrealized gains (losses)	$737	$(7,520)
Our net realized and unrealized gains resulted in a net gain of approximately $0.7 million for the six months ended June 30, 2021 as compared to net realized and unrealized losses resulting in a net loss of approximately $7.5 million for the six months ended June 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2021, was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the six months ended June 30, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic.
Liquidity and Capital Resources
    The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
    We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2021, our asset coverage ratio was 203.2%.
    Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2021 and December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2021	December 31, 2020
Capital Commitments	$553.9	$423.0
Unfunded Capital Commitments	221.6	169.2
% of Capital Commitments funded	60.0%	60.0%
    At June 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $10.1 million and $8.8 million, respectively. Our cash used in operating activities for the six months ended June 30, 2021 and June 30, 2020, were approximately $204.9 million and $100.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments.
Borrowings
    BMO Subscription Line—On July 30, 2019, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, the "BMO Subscription Line"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250.0 million or 80.0% of the remaining unfunded Capital Commitments. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination and amending of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing costs over the life of the BMO Subscription Line. As of the most recent amendment, the BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Interest expense	$0.9		$1.0		$1.5		$2.4
Amortization of financing costs	—	(1)	—	(1)	—	(1)	—	(1)
Weighted average interest rate	3.0%		3.3%		3.0%		3.8%
Effective interest rate	3.0%		3.3%		3.0%		3.9%
Average debt outstanding	$125.4		$113.4		$103.9		$124.0

(1)For the three and six months ended June 30, 2021 and June 30, 2020, the amortization of financing costs was less than $50.0 thousand.
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the BMO Subscription Line was $138.5 million and $83.5 million, respectively, and we were in compliance with the applicable covenants in the BMO Subscription Line on such dates.
    Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") as the borrower, us as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $300.0 million which may increase in size, under certain circumstances, up to a total of $400.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National

Association. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
    As of the most recent amendment on June 29, 2021, the Wells Credit Facility bears interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Second Amendment to the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Second Amendment to the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2021		June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$1.0		$0.5	$1.6	$0.9
Non-usage fee	—	(1)	0.1	0.2	0.3
Amortization of financing costs	0.1		0.1	0.2	0.2
Weighted average interest rate	2.3%		2.6%	2.4%	3.0%
Effective interest rate	2.8%		4.1%	3.0%	4.9%
Average debt outstanding	$168.2		$74.0	$138.7	$60.4

(1)For the three months ended June 30, 2021, non-usage fees were less than $50.0 thousand.
    As of June 30, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $184.1 million and $99.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Off-Balance Sheet Arrangements
    We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $52.5 million and $20.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
    We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2021 and December 31, 2020, we had commitment letters to purchase investments in the aggregate par amount of $16.5 million and $22.4 million, respectively, which could require funding in the future. As of June 30, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
    A summary of our significant contractual payment obligations as of June 30, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$138.5	$138.5	$—	$—	$—
Wells Credit Facility (2)	184.1	—	—	184.1	—
Total Contractual Obligations	$322.6	$138.5	$—	$184.1	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($138.5 million as of June 30, 2021) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
(2)Under the terms of the $300.0 million Wells Credit Facility, all outstanding borrowings under that facility ($184.1 million as of June 30, 2021) must be repaid on or before July 15, 2025. As of June 30, 2021, there was approximately $115.9 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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

Distributions and Dividends
    Distributions declared for the six months ended June 30, 2021 totaled approximately $13.4 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per Unit that have been declared by our board of directors for the two most recent fiscal year and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Unit Amount
December 31, 2021
First Quarter	February 24, 2021	February 25, 2021	April 13, 2021	$0.12
First Quarter	March 26, 2021	March 30, 2021	April 13, 2021	0.08
Second Quarter	June 2, 2021	June 8, 2021	July 13, 2021	0.16
Second Quarter	June 25, 2021	June 29, 2021	July 13, 2021	0.09
				$0.45
December 31, 2020
First Quarter	March 20, 2020	March 23, 2020	April 13, 2020	$0.25
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	0.24
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	0.20
Fourth Quarter	December 18, 2020	December 21, 2020	January 13, 2021	0.21
Fourth Quarter	December 18, 2020	December 31, 2020	January 13, 2021	0.03
				$0.93
December 31, 2019
Fourth Quarter	December 20, 2019	December 20, 2019	January 17, 2020	$0.39
Fourth Quarter	December 20, 2019	December 27, 2019	January 17, 2020	0.05
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator may hire a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2021, approximately $0.2 million and $0.4 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended June 30, 2020, approximately $0.2 million and $0.3 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2021, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
    We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of June 30, 2021, 99.08% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and 0.92% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
    The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2021. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
    Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.83%
Base Interest Rate	—%
+100 Basis Points	(0.45)%
+200 Basis Points	7.95%
+300 Basis Points	16.36%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
    As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
    We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2021. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    None, other than those already disclosed in certain Form 8-Ks filed with the SEC and listed in Item 5 below.
Item 3.    Defaults Upon Senior Securities.
    None.
Item 4.    Mine Safety Disclosures
    Not applicable.
Item 5.    Other Information
Item 3.02 Unregistered Sale of Equity Securities
On August 12, 2021, New Mountain Guardian III BDC, L.L.C. (the “Company”) delivered a capital drawdown notice to its investors relating to the sale of 5,288,982 of the Company’s units (the “Units”) for an aggregate offering price of $52,889,820. No underwriting discounts or commissions have been or will be paid in connection with the sale of the Units. The sale of the Units is expected to close on August 26, 2021.
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

Item 6.    Exhibits
    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Third Amended and Restated Limited Liability Company Agreement dated as of July 22, 2021(5)
3.2	Certificate of Formation(2)
4.1	Form of Subscription Agreement(1)
10.1	Letter Agreement, dated as of June 1, 2021, amending the Loan Authorization Agreement, dated as of July 30, 2019, by and between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A.(3)
10.2
Form of Amendment No. 2 to Loan and Security Agreement, dated as of June 29, 2021, among New Mountain Guardian III SPV, L.L.C. as the borrower, New Mountain Guardian III BDC, L.L.C. as the collateral manager, equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereon (4)

10.3	Form of Master Note Purchase Agreement, dated August 4, 2021, by and between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto (6)
10.4	Form of Amendment, dated as of August 4, 2021, to Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A. (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on June 4, 2021.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 6, 2021.
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 23, 2021.
(6)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on August 10, 2021.
* Filed herewith.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2021.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)