Form 10-Q
period 2021-09-30
New Mountain Guardian III BDC, L.L.C.
filed 2021-11-12
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 12, 2021 was 68,943,916. As of September 30, 2021, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian III BDC, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2021 (unaudited) and December 31, 2020	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and September 30, 2020 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2021 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2020	17
	Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C. (unaudited)	22
	Report of Independent Registered Public Accounting Firm	43

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
	Signatures	66

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Non-controlled/non-affiliated investments at fair value (cost of $977,522 and $430,636, respectively)	$978,314	$432,715
Cash and cash equivalents	51,226	8,766
Interest and dividend receivable	5,742	1,539
Other assets	320	51
Total assets	$1,035,602	$443,071
Liabilities
Borrowings
Wells Credit Facility	$283,100	$99,600
BMO Subscription Line	160,000	83,451
2021A Unsecured Notes	125,000	—
Deferred financing costs (net of accumulated amortization of $1,101 and $617, respectively)	(4,057)	(1,565)
Net borrowings	564,043	181,486
Payable for unsettled securities purchased	31,942	—
Distribution payable	11,403	4,902
Incentive fee payable	2,026	779
Management fee payable	1,507	969
Interest payable	1,403	507
Payable to affiliate	277	154
Other liabilities	1,250	499
Total liabilities	613,851	189,296
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 42,334,540 and 25,379,458 units issued and outstanding, respectively	422,035	252,484
Accumulated (overdistributed) undistributed earnings	(284)	1,291
Total members' capital	$421,751	$253,775
Total liabilities and members' capital	$1,035,602	$443,071
Members' capital per unit	$9.96	$10.00

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income
Interest income	$14,173	$7,308	$34,245	$21,134
Dividend income	679	—	924	—
Fee income	4,299	302	6,897	1,274
Total investment income	19,151	7,610	42,066	22,408
Expenses
Interest and other financing expenses	2,983	1,552	6,622	5,435
Incentive fee	2,026	713	4,403	2,072
Management fee	1,676	864	4,073	2,511
Administrative expenses	463	229	1,141	696
Organizational and offering expenses	383	55	591	194
Professional fees	237	162	559	538
Other general and administrative expenses	67	38	149	131
Total expenses	7,835	3,613	17,538	11,577
Less: management fees waived (See Note 5)	(169)	(46)	(429)	(914)
Net expenses	7,666	3,567	17,109	10,663
Net investment income	11,485	4,043	24,957	11,745
Net realized losses on investments	—	(46)	—	(276)
Net change in unrealized (depreciation) appreciation of investments	(2,024)	5,260	(1,287)	(2,030)
Net realized and unrealized (losses) gains	(2,024)	5,214	(1,287)	(2,306)
Net increase in members' capital resulting from operations	$9,461	$9,257	$23,670	$9,439
Earnings per unit (basic & diluted)	$0.25	$0.47	$0.73	$0.57
Weighted average common units outstanding - basic & diluted (See Note 10)	38,079,671	19,715,892	32,307,812	16,560,799

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Increase (decrease) in members' capital resulting from operations:
Net investment income	$11,485	$4,043	$24,957	$11,745
Net realized losses on investments	—	(46)	—	(276)
Net change in unrealized (depreciation) appreciation of investments	(2,024)	5,260	(1,287)	(2,030)
Net increase in members' capital resulting from operations	9,461	9,257	23,670	9,439
Capital transactions
Contributions	90,996	—	169,551	70,720
Placement fees	(169)	—	(429)	(45)
Distributions declared to unitholders from net investment income	(11,403)	(3,943)	(24,816)	(11,836)
Total net increase (decrease) in members' capital resulting from capital transactions	79,424	(3,943)	144,306	58,839
Net increase in members' capital	88,885	5,314	167,976	68,278
Members' capital at the beginning of the period	332,866	188,826	253,775	125,862
Members' capital at the end of the period	$421,751	$194,140	$421,751	$194,140

Capital unit activity
Units issued	9,099,582	—	16,955,082	7,071,964

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net increase in members' capital resulting from operations	$23,670	$9,439
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized losses on investments	—	276
Net change in unrealized depreciation of investments	1,287	2,030
Amortization of purchase discount	(1,722)	(785)
Amortization of deferred financing costs	484	356
Amortization of deferred offering costs	—	108
Non-cash investment income	(1,408)	(389)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(676,094)	(121,067)
Proceeds from sales and paydowns of investments	134,135	29,890
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	414	83
Cash paid for purchase of drawn portion of revolving credit facilities	(1,193)	(467)
Cash paid on drawn revolvers	(5,182)	(6,104)
Cash repayments on drawn revolvers	4,164	2,872
Receivable from unsettled securities sold	—	(1,738)
Interest and dividend receivable	(4,203)	(236)
Other assets	(264)	(23)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	31,942	(32,518)
Interest payable	896	(587)
Incentive fee payable	1,247	236
Management fee payable	538	517
Payable to affiliates	123	(125)
Other liabilities	600	75
Net cash flows used in operating activities	(490,566)	(118,157)
Cash flows from financing activities
Distributions	(18,315)	(12,335)
Net proceeds from issuance of common units	169,551	70,720
Proceeds from BMO Subscription Line	327,000	103,000
Repayment of BMO Subscription Line	(250,451)	(151,000)
Proceeds from Wells Credit Facility	191,500	59,000
Repayment of Wells Credit Facility	(8,000)	—
Proceeds from 2021A Unsecured Notes	125,000	—
Placement fees paid	(434)	(45)
Deferred financing costs paid	(2,825)	(984)
Net cash flows provided by financing activities	533,026	68,356
Net increase (decrease) in cash and cash equivalents	42,460	(49,801)
Cash and cash equivalents at the beginning of the period	8,766	69,411
Cash and cash equivalents at the end of the period	$51,226	$19,610

Supplemental disclosure of cash flow information
Cash interest paid	$4,852	$4,965
Non-cash financing activities:
Distributions declared and payable	$11,403	$3,943
Accrual for deferred financing costs	151	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(3)	8.08% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$12,000	2.85%
Total Funded Debt Investments - Canada					$12,000	$12,000	$12,000	2.85%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$8,465	$8,432	$8,490	2.01%
Total Funded Debt Investments - United Arab Emirates					$8,465	$8,432	$8,490	2.01%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(3)	8.33% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,361	$22,500	5.33%
Total Funded Debt Investments - United Kingdom					$22,500	$22,361	$22,500	5.33%
Funded Debt Investments - United States
Diamondback Acquisition, Inc.
Software	First lien (2)	6.25% (L + 5.50%/Q)	9/13/2021	9/13/2028	$43,167	$42,739	$42,736	10.13%
IG Investments Holdings, LLC
Business Services	First lien (2)	6.75% (L + 6.00%/Q)	9/22/2021	9/22/2028	39,838	39,441	39,440	9.35%
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	12/30/2020	9/18/2023	19,850	19,850	19,850
	First lien (2)(3)	6.75% (L + 5.75%/Q)	8/15/2019	9/18/2023	12,107	11,920	12,107
	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/15/2021	9/18/2023	3,783	3,783	3,783
					35,740	35,553	35,740	8.47%
Galway Borrower LLC
Financial Services	First lien (2)	6.00% (L + 5.25%/Q)	9/30/2021	9/29/2028	32,867	32,538	32,538	7.71%
DECA Dental Holdings LLC
Healthcare Services	First lien (2)(3)	6.50% (L + 5.75%/Q)	8/26/2021	8/28/2028	29,029	28,742	28,739	6.81%
Eisner Advisory Group LLC
Financial Services	First lien (2)(3)	6.00% (L + 5.25%/Q)	8/16/2021	7/28/2028	28,620	28,478	28,476	6.75%
GS Acquisitionco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/S)	2/6/2020	5/22/2026	22,879	22,767	22,879
	First lien (2)(3)	6.75% (L + 5.75%/S)	12/11/2020	5/22/2026	2,626	2,609	2,626
	First lien (2)(3)	6.75% (L + 5.75%/S)	12/11/2020	5/22/2026	1,600	1,579	1,600
	First lien (2)(3)	6.75% (L + 5.75%/S)	8/13/2021	5/22/2026	1,079	1,077	1,079
					28,184	28,032	28,184	6.68%
CFS Management, LLC
Healthcare Services	First lien (2)(3)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	22,488	22,373	22,488
	First lien (3)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	2,192	2,185	2,192
	First lien (3)(4) - Drawn	6.50% (L + 5.50%/Q)	9/1/2021	7/1/2024	1,717	1,707	1,717
					26,397	26,265	26,397	6.26%
Idera, Inc.
Software	Second lien	7.50% (L + 6.75%/M)	3/8/2021	3/2/2029	26,250	26,303	26,381	6.26%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MED Parentco, LP
Healthcare Services	Second lien (2)	8.33% (L + 8.25%/M)	8/2/2019	8/30/2027	$22,000	$21,866	$22,165	5.26%
Bluefin Holding, LLC
Software	Second lien (2)(3)	7.83% (L + 7.75%/M)	9/6/2019	9/3/2027	22,000	22,000	22,000	5.22%
Diamond Parent Holdings Corp. (8)
Diligent Corporation
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	8,479	8,441	8,437
	First lien (2)(3)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	7,468	7,394	7,567
	First lien (2)(3)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	4,728	4,707	4,705
	First lien (3)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	394	390	399
					21,069	20,932	21,108	5.00%
Bullhorn, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	19,091	18,981	19,091
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	883	878	883
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	396	394	396
	First lien (3)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	316	314	316
					20,686	20,567	20,686	4.90%
Vehlo Purchaser, LLC
Software	First lien (3)	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	19,588	19,395	19,393
	First lien (3)(4) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	839	832	831
					20,427	20,227	20,224	4.80%
KAMC Holdings, Inc
Business Services	Second lien (2)(3)	8.12% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,364	20,194	4.79%
RealPage, Inc.
Business Services	Second lien	7.25% (L + 6.50%/M)	2/18/2021	4/23/2029	19,250	19,111	19,723	4.68%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)	6.25% (L + 5.50%/M)	9/21/2021	9/27/2027	19,514	19,319	19,318	4.58%
Associations, Inc.
Business Services	First lien (2)(3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	15,000	14,927	14,925
	First lien (3)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,577	2,564	2,564
	First lien (3)(4) - Drawn	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	309	308	308
					17,886	17,799	17,797	4.22%
Project Essential Topco, Inc. (7)
Project Essential Bidco, Inc.
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	4/20/2021	4/20/2028	17,574	17,428	17,421	4.13%
MRI Software LLC
Software	First lien (2)(3)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	16,586	16,522	16,586
	First lien (3)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	187	186	187
					16,773	16,708	16,773	3.98%
EAB Global, Inc.
Education	Second lien (3)	7.00% (L + 6.50%/M)	8/16/2021	8/16/2029	16,548	16,303	16,300	3.87%
Granicus, Inc.
Software	First lien (2)(3)	7.25% (L + 6.25%/Q)	1/27/2021	1/29/2027	10,749	10,675	10,668
	First lien (3)	7.25% (L + 6.25%/Q)	1/27/2021	1/29/2027	3,010	2,989	2,987
	First lien (3)(4) - Drawn	7.00% (L + 6.00%/Q)	4/23/2021	1/29/2027	1,389	1,376	1,375
					15,148	15,040	15,030	3.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Relativity ODA LLC
Software	First lien (3)	8.50% (L + 7.50% PIK/M)*	5/12/2021	5/12/2027	$14,830	$14,659	$14,750	3.50%
Foundational Education Group, Inc.
Education	Second lien (3)	7.00% (L + 6.50%/S)	8/19/2021	8/31/2029	14,706	14,632	14,632	3.47%
iCIMS, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/S)	11/16/2020	9/12/2024	12,261	12,163	12,261
	First lien (2)(3)	7.50% (L + 6.50%/S)	8/27/2019	9/12/2024	2,290	2,276	2,290
					14,551	14,439	14,551	3.45%
Recorded Future, Inc.
Software	First lien (3)	7.00% (L + 6.00%/Q)	8/26/2019	7/3/2025	13,549	13,469	13,549	3.21%
New Trojan Parent, Inc.
Healthcare Services	Second lien	7.75% (L + 7.25%/Q)	1/22/2021	1/5/2029	13,238	13,177	13,271	3.15%
Syndigo LLC
Software	Second lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	12,500	12,418	12,516	2.97%
VT Topco, Inc.
Business Services	Second lien (3)	7.50% (L + 6.75%/M)	7/30/2021	7/31/2026	7,837	7,808	7,808
	Second lien (2)(3)	6.83% (L + 6.75%/M)	8/6/2020	7/31/2026	4,475	4,162	4,475
					12,312	11,970	12,283	2.91%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	12,187	12,158	12,279	2.91%
Instructure, Inc. **
Software	First lien (3)	6.50% (L + 5.50%/M)	3/24/2020	3/24/2026	9,914	9,865	9,914
	First lien (3)	6.50% (L + 5.50%/M)	12/22/2020	3/24/2026	1,623	1,598	1,623
					11,537	11,463	11,537	2.74%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	11,101	10,945	10,968	2.60%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(3)	6.50% (L + 5.50%/Q)	4/28/2021	4/27/2027	10,474	10,424	10,422
	First lien (3)(4) - Drawn	7.00% (L + 6.00%/Q)	4/28/2021	4/27/2027	375	374	373
					10,849	10,798	10,795	2.56%
ACI Parent Inc. (10)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(3)	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	10,873	10,766	10,763	2.55%
Astra Acquisition Corp.
Software	First lien (2)(3)	5.50% (L + 4.75%/M)	2/24/2021	3/1/2027	10,588	10,588	10,588	2.51%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	9,650	9,583	9,614
	First lien (4) - Drawn	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	466	463	464
					10,116	10,046	10,078	2.39%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (3)	7.34% (L + 7.25%/M)	7/16/2021	8/10/2026	10,000	9,976	10,000	2.37%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(3)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	8,165	8,133	8,165
	First lien (2)(3)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	1,469	1,456	1,469
					9,634	9,589	9,634	2.28%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Infogain Corporation
Software	First lien (2)(3)	6.75% (L + 5.75%/Q)	7/30/2021	7/28/2028	$9,267	$9,199	$9,198	2.18%
Kaseya Inc.
Software	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	3/4/2020	5/2/2025	5,122	5,069	5,122
	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	3/4/2020	5/2/2025	2,038	2,022	2,038
	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	9/8/2021	5/2/2025	1,699	1,684	1,699
	First lien (2)(3)	8.00% (L + 4.00% + 3.00% PIK/Q)*	8/3/2020	5/2/2025	229	225	229
					9,088	9,000	9,088	2.15%
Maverick Bidco Inc.
Software	Second lien (3)	7.50% (L + 6.75%/Q)	4/29/2021	5/18/2029	9,000	8,978	8,978	2.13%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(3)	6.25% (L + 5.25%/Q)	7/19/2021	7/19/2027	8,302	8,211	8,209
	First lien (3)(4) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	453	448	448
					8,755	8,659	8,657	2.05%
Mamba Purchaser, Inc.
Healthcare Services	Second lien	7.00% (L + 6.50%/M)	9/29/2021	10/15/2029	8,709	8,652	8,652	2.05%
OEConnection LLC
Business Services	Second lien (2)(3)	8.33% (L + 8.25%/M)	9/25/2019	9/25/2027	7,677	7,614	7,677	1.82%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3)	6.00% (L + 5.25%/M)	6/30/2021	6/29/2027	7,449	7,376	7,374	1.75%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.08% (L + 5.00%/M)	7/30/2019	7/31/2026	7,369	7,341	7,360	1.75%
Appriss Holdings, Inc.
Business Services	First lien (2)	7.00% (L + 6.00%/Q)	10/14/2020	5/29/2026	7,146	7,085	7,146	1.70%
USIC Holdings, Inc.
Consumer Services	Second lien	7.25% (L + 6.50%/M)	5/7/2021	5/14/2029	7,000	6,966	7,136	1.69%
Vectra Co.
Business Products	Second lien (3)	7.33% (L + 7.25%/M)	6/22/2020	3/8/2026	6,248	5,907	6,248	1.48%
Calabrio, Inc.
Software	First lien (3)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	5,979	5,937	5,988	1.42%
Finalsite Holdings, Inc.
Software	First lien (2)(3)	7.50% (L + 6.50%/Q)	3/5/2021	9/25/2024	5,935	5,935	5,994	1.42%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(3)	3.58% (L + 3.50%/M)	9/27/2019	8/28/2024	7,347	6,510	5,749	1.36%
Safety Borrower Holdings LLC
Information Services	First lien (2)	6.75% (L + 5.75%/S)	9/1/2021	9/1/2027	5,756	5,728	5,728	1.36%
USRP Holdings, Inc.
Federal Services	First lien (2)(3)	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	5,547	5,493	5,491	1.30%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien	7.50% (L + 6.75%/Q)	5/11/2021	11/19/2027	5,333	5,333	5,400	1.28%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Appriss Health Holdings, LLC (6)
Appriss Health, LLC
Business Services	First lien (3)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	$4,687	$4,643	$4,666	1.11%
Sun Acquirer Corp.
Consumer Services	First lien (2)	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	4,025	3,990	3,989
	First lien (4) - Drawn	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	419	416	416
					4,444	4,406	4,405	1.04%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(3)	7.50% (L + 6.75%/Q)	5/12/2021	5/18/2029	4,222	4,202	4,201	1.00%
Cloudera, Inc.**
Software	Second lien (3)	6.50% (L + 6.00%/M)	8/10/2021	10/8/2029	4,006	3,996	3,996	0.95%
Specialtycare, Inc.
Healthcare Services	First lien (2)(3)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	3,612	3,559	3,557	0.84%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	6.34% (L + 6.25%/Q)	2/12/2021	2/23/2029	3,000	2,993	3,052	0.72%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Drawn	6.50% (L + 5.75%/Q)	5/19/2021	11/26/2025	2,969	2,962	2,939	0.70%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(3)	9.25% (L + 8.25%/S)	8/27/2019	9/5/2024	2,134	2,121	2,134	0.51%
Wealth Enhancement Group, LLC**
Business Services	First lien (3)(4) - Drawn	6.75% (L + 5.75%/Q)	8/13/2021	10/4/2027	1,707	1,703	1,703	0.40%
Total Funded Debt Investments - United States					$888,424	$881,146	$882,081	209.14%
Total Funded Debt Investments					$931,389	$923,939	$925,071	219.33%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)(9)	—	9/13/2021	—	30,082	$29,849	$30,067	7.13%
ACI Parent Inc. (10)
Healthcare Services	Preferred shares (3)	—	8/2/2021	—	12,500	12,617	12,614	2.99%
Diamond Parent Holdings Corp. (8)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)	—	4/6/2021	—	5,000	5,193	5,190	1.23%
Project Essential Topco, Inc. (7)
Project Essential Super Parent, Inc.
Software	Preferred shares (3)	—	4/20/2021	—	5,000	5,161	5,157	1.22%
Appriss Health Holdings, Inc. (6)
Appriss Health Intermediate Holdings, Inc.
Business Services	Preferred shares (3)	—	5/6/2021	—	1,167	1,201	1,200	0.29%
Total Shares - United States						$54,021	$54,228	12.86%
Total Shares						$54,021	$54,228	12.86%
Total Funded Investments						$977,960	$979,299	232.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - United States
Diamond Parent Holdings Corp. (8)
Diligent Corporation
Software	First lien (3)(4) - Undrawn	—	8/4/2020	2/4/2022	$1,433	$(14)	$19
	First lien (3)(4) - Undrawn	—	8/4/2020	8/4/2025	2,335	(14)	—
					3,768	(28)	19	0.00%
GC Waves Holdings, Inc.**
Business Services	First lien (2)(3)(4) - Undrawn	—	8/12/2021	8/11/2023	10,643	—	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	3/13/2020	2/6/2025	592	(2)	—	—%
MRI Software LLC
Software	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2022	293	—	—
	First lien (2)(3)(4) - Undrawn	—	3/24/2021	3/24/2022	4,690	—	—
	First lien (3)(4) - Undrawn	—	1/31/2020	2/10/2026	1,170	(4)	—
					6,153	(4)	—	—%
Calabrio, Inc.
Software	First lien (3)(4) - Undrawn	—	4/16/2021	4/16/2027	720	(5)	—	—%
Bullhorn, Inc.
Software	First lien (3)(4) - Undrawn	—	9/24/2019	9/30/2026	964	(5)	—	—%
Instructure, Inc. **
Software	First lien (3)(4) - Undrawn	—	3/24/2020	3/24/2026	1,223	(6)	—	—%
Recorded Future, Inc.
Software	First lien (3)(4) - Undrawn	—	8/26/2019	7/3/2025	1,630	(9)	—	—%
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	8/3/2020	5/2/2025	156	(2)	—
	First lien (3)(4) - Undrawn	—	9/8/2021	9/8/2023	801	(7)	—
					957	(9)	—	—%
GS Acquisitionco, Inc.
Software	First lien (3)(4) - Undrawn	—	2/6/2020	5/22/2026	2,362	(10)	—	—%
CFS Management, LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	9/1/2021	9/1/2023	4,007	(25)	—	—%
Appriss Health Holdings, Inc. (6)
Appriss Health, LLC
Business Services	First lien (3)(4) - Undrawn	—	5/6/2021	5/6/2027	313	(3)	(1)	(0.00)%
Maverick Bidco Inc.
Software	Second lien (3)(4) - Undrawn	—	4/29/2021	11/18/2022	1,200	—	(3)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GraphPAD Software, LLC
Healthcare Information Technology	First lien (3)(4) - Undrawn	—	4/28/2021	4/27/2027	$1,125	$(6)	$(6)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (4) - Undrawn	—	3/12/2021	3/10/2023	1,919	—	(7)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (3)(4) - Undrawn	—	7/19/2021	7/19/2026	679	(8)	(8)	(0.00)%
Relativity ODA LLC
Software	First lien (3)(4) - Undrawn	—	5/12/2021	5/12/2027	1,439	(17)	(8)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(3)(4) - Undrawn	—	5/12/2021	5/18/2023	1,777	—	(9)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (4) - Undrawn	—	9/1/2021	9/1/2027	512	(3)	(3)
	First lien (4) - Undrawn	—	9/1/2021	9/1/2022	1,279	—	(6)
					1,791	(3)	(9)	(0.00)%
Specialtycare, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2026	280	(4)	(4)
	First lien (3)(4) - Undrawn	—	6/18/2021	6/18/2023	335	—	(5)
					615	(4)	(9)	(0.00)%
USRP Holdings, Inc.
Federal Services	First lien (3)(4) - Undrawn	—	7/22/2021	7/23/2027	432	(4)	(4)
	First lien (3)(4) - Undrawn	—	7/22/2021	7/23/2023	720	—	(7)
					1,152	(4)	(11)	(0.00)%
Infogain Corporation
Software	First lien (3)(4) - Undrawn	—	7/30/2021	7/30/2026	1,854	(13)	(14)	(0.00)%
Eisner Advisory Group LLC
Financial Services	First lien (3)(4) - Undrawn	—	8/16/2021	1/28/2022	2,862	—	(14)	(0.00)%
Granicus, Inc.
Software	First lien (3)(4) - Undrawn	—	1/27/2021	1/29/2027	1,207	(8)	(9)
	First lien (3)(4) - Undrawn	—	4/23/2021	4/21/2023	911	—	(9)
					2,118	(8)	(18)	(0.00)%
Project Essential Topco, Inc. (7)
Project Essential Bidco, Inc.
Software	First lien (3)(4) - Undrawn	—	4/20/2021	4/20/2027	2,259	(18)	(20)	(0.01)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (3)(4) - Undrawn	—	5/19/2021	11/19/2022	2,031	(20)	(20)	(0.01)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (4) - Undrawn	—	9/21/2021	9/27/2027	2,523	(25)	(25)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Sun Acquirer Corp.
Consumer Services	First lien (4) - Undrawn	—	9/8/2021	9/8/2027	$559	$(5)	$(5)
	First lien (4) - Undrawn	—	9/8/2021	9/8/2023	2,544	(10)	(22)
					3,103	(15)	(27)	(0.01)%
IG Investments Holdings, LLC
Business Services	First lien (4) - Undrawn	—	9/22/2021	9/22/2027	3,103	(31)	(31)	(0.01)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2027	727	(7)	(7)
	First lien (3)(4) - Undrawn	—	6/30/2021	6/29/2023	2,544	—	(25)
					3,271	(7)	(32)	(0.01)%
ACI Parent Inc. (10)
ACI Group Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2027	1,144	(11)	(11)
	First lien (3)(4) - Undrawn	—	8/2/2021	8/2/2023	4,005	—	(40)
					5,149	(11)	(51)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (3)(4) - Undrawn	—	3/1/2021	3/1/2023	4,897	—	(59)	(0.01)%
Associations, Inc.
Business Services	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2022	1,752	(8)	(9)
	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2027	1,772	(9)	(9)
	First lien (3)(4) - Undrawn	—	7/2/2021	1/2/2023	4,295	(21)	(21)
	First lien (3)(4) - Undrawn	—	7/2/2021	7/2/2023	4,295	(21)	(21)
					12,114	(59)	(60)	(0.02)%
Diamondback Acquisition, Inc.
Software	First lien (4) - Undrawn	—	9/13/2021	9/13/2023	7,203	—	(72)	(0.02)%
Wealth Enhancement Group, LLC**
Business Services	First lien (3)(4) - Undrawn	—	8/13/2021	10/4/2027	569	(1)	(1)
	First lien (3)(4) - Undrawn	—	8/13/2021	6/3/2022	36,424	—	(92)
					36,993	(1)	(93)	(0.02)%
Galway Borrower LLC
Financial Services	First lien (4) - Undrawn	—	9/30/2021	9/30/2027	2,518	(25)	(25)
	First lien (4) - Undrawn	—	9/30/2021	9/29/2023	7,555	—	(76)
					10,073	(25)	(101)	(0.02)%
DECA Dental Holdings LLC
Healthcare Services	First lien (3)(4) - Undrawn	—	8/26/2021	8/26/2027	2,292	(23)	(23)
	First lien (3)(4) - Undrawn	—	8/26/2021	8/28/2023	9,931	—	(99)
					12,223	(23)	(122)	(0.03)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2021
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Vehlo Purchaser, LLC
Software	First lien (3)(4) - Undrawn	—	8/27/2021	8/27/2027	$3,358	$(34)	$(34)
	First lien (3)(4) - Undrawn	—	8/27/2021	8/28/2023	13,992	—	(140)
					17,350	(34)	(174)	(0.04)%
Total Unfunded Debt Investments - United States					$174,155	$(438)	$(985)	(0.23)%
Total Unfunded Debt Investments					$174,155	$(438)	$(985)	(0.23)%
Total Non-Controlled/Non-Affiliated Investments						$977,522	$978,314	231.96%
Total Investments						$977,522	$978,314	231.96%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), or semi-annually (S). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2021.
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
(7)The Company holds investments in two subsidiaries of Project Essential Topco, Inc. The Company holds a first lien term loan and first lien revolver in Project Essential Bidco, Inc. and preferred equity in Project Essential Super Parent, Inc. The preferred equity in Project Essential Super Parent, Inc. is entitled to receive cumulative preferential dividends at a rate of L + 9.50% per annum.
(8)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds three first lien term loans, two first lien delayed draws and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The preferred equity in Diligent Preferred Issuer, Inc. is entitled to receive cumulative preferential dividends at a rate of 10.50% per annum.
(9)The Company holds preferred equity in Dealer Tire Holdings, LLC., that is entitled to receive cumulative preferential dividends at a rate of 7.00% per annum.
(10)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The preferred equity in ACI Parent Inc. is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
*    All or a portion of interest contains payment-in-kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2021, 5.81% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2021
(unaudited)

September 30, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	64.66%
Second lien	29.80%
Equity and other	5.54%
Total investments	100.00%

September 30, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	43.76%
Business Services	18.01%
Healthcare Services	17.96%
Financial Services	6.22%
Education	4.03%
Distribution & Logistics	3.66%
Specialty Chemicals & Materials	1.87%
Healthcare Information Technology	1.53%
Consumer Services	1.18%
Business Products	0.64%
Information Services	0.58%
Federal Services	0.56%
Total investments	100.00%

September 30, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.98%
Fixed rates	5.02%
Total investments	100.00%
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
September 30, 2021
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). Closings of the Private Offering occurred and will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to October 15, 2021. The Company may accept Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments throughout the Investment Period (as defined below). The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The "Investment Period" began on July 15, 2019 and will continue until the four-year anniversary of such date. The term of the Company is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2021, the Company's top five industry concentrations were software, business services, healthcare services, financial services and education.
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
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2021 and December 31, 2020.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2021, the Company recognized PIK interest from investments of $477 and $779, respectively, and PIK dividends from investments of $679 and $924, respectively. For the three and nine months ended September 30, 2020, the Company recognized PIK interest from investments of $135 and $379, respectively, and no PIK dividends from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2021 and December 31, 2020, no investments were on non-accrual status.
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
Note 3. Investments
At September 30, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$632,221	$632,514
Second lien	291,280	291,572
Equity and other	54,021	54,228
Total investments	$977,522	$978,314
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$426,485	$428,025
Business Services	177,282	176,184
Healthcare Services	175,328	175,743
Financial Services	60,991	60,899
Education	39,367	39,422
Distribution & Logistics	36,359	35,816
Specialty Chemicals & Materials	18,238	18,283
Healthcare Information Technology	14,994	14,981
Consumer Services	11,357	11,514
Business Products	5,907	6,248
Information Services	5,725	5,719
Federal Services	5,489	5,480
Total investments	$977,522	$978,314
At December 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$300,080	$301,229
Second lien	130,556	131,486
Total investments	$430,636	$432,715

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$264,153	$266,512
Business Services	53,196	53,365
Healthcare Services	40,951	41,327
Healthcare Information Technology	18,419	18,499
Industrial Services	16,152	16,225
Specialty Chemicals & Materials	9,653	9,722
Education	8,492	8,518
Federal Services	7,376	7,668
Business Products	5,864	6,248
Distribution & Logistics	6,380	4,631
Total investments	$430,636	$432,715
As of September 30, 2021, the Company had unfunded commitments on revolving credit facilities of $39,817 and no unfunded commitments on bridge facilities. As of September 30, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $134,338. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2021.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2021:

	Total	Level I	Level II	Level III
First lien	$632,514	$—	$15,850	$616,664
Second lien	291,572	—	97,128	194,444
Equity and other	54,228	—	—	54,228
Total investments	$978,314	$—	$112,978	$865,336

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$301,229	$—	$15,869	$285,360
Second lien	131,486	—	—	131,486
Total investments	$432,715	$—	$15,869	$416,846
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2021:

	Total	First Lien	Second Lien	Equity and other
Fair value, June 30, 2021	$501,904	$374,079	$116,693	$11,132
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation of investments	(1,299)	(223)	(1,285)	209
Purchases, including capitalized PIK and revolver fundings	408,433	304,182	61,364	42,887
Proceeds from paydowns of investments	(61,374)	(61,374)	—	—
Transfers into Level III(1)	24,811	—	24,811	—
Transfers out of Level III(1)	(7,139)	—	(7,139)	—
Fair value, September 30, 2021	$865,336	$616,664	$194,444	$54,228
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(1,230)	$(154)	$(1,285)	$209

(1)As of September 30, 2021, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2021:

	Total	First Lien	Second Lien	Equity and other
Fair Value, December 31, 2020	$416,846	$285,360	$131,486	$—
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation of investments	(789)	525	(1,521)	207
Purchases, including capitalized PIK and revolver fundings	588,145	447,425	86,699	54,021
Proceeds from paydowns of investments	(92,753)	(92,753)	—	—
Transfers out of Level III(1)	(46,113)	(23,893)	(22,220)	—
Fair Value, September 30, 2021	$865,336	$616,664	$194,444	$54,228
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(522)	$792	$(1,521)	$207

(1)As of September 30, 2021, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2020:

	Total	First Lien	Second Lien
Fair Value, December 31, 2019	$207,047	$120,785	$86,262
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	732	1,291	(559)
Purchases, including capitalized PIK and revolver fundings	108,794	99,241	9,553
Proceeds from sales and paydowns of investments	(25,925)	(25,925)	—
Transfers into Level III(1)	49,853	27,963	21,890
Fair Value, September 30, 2020	$340,501	$223,355	$117,146
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$732	$1,291	$(559)

(1)As of September 30, 2020, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2021 and September 30, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA or revenue) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2021 and December 31, 2020, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2021 were as follows:

				Range
Type	Fair Value as of September 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$455,547	Market & income approach	EBITDA multiple	7.0x	70.0x	18.8x
			Revenue multiple	4.0x	19.5x	8.7x
			Discount rate	4.6%	13.2%	6.7%
	10,071	Market quote	Broker quote	N/A	N/A	N/A
	151,046	Other	N/A (1)	N/A	N/A	N/A
Second lien	160,997	Market & income approach	EBITDA multiple	12.0x	65.3x	31.2x
			Discount rate	7.1%	11.9%	8.7%
	24,795	Market quote	Broker quote	N/A	N/A	N/A
	8,652	Other	N/A (1)	N/A	N/A	N/A
Equity and other	24,161	Market & income approach	EBITDA multiple	14.5x	26.5x	19.5x
			Revenue multiple	13.5x	19.5x	16.5x
			Discount rate	11.0%	12.6%	11.9%
	30,067	Other	N/A (1)	N/A	N/A	N/A
	$865,336

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
The fair value of the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximates their carrying value. The carrying value of the 2021A Unsecured Notes (as defined below) approximates fair value as of September 30, 2021 based on a comparison of market interest rates for the Company's borrowings and similar entities and is considered Level III. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services, to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three and nine months ended September 30, 2021 and September 30, 2020, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of Members' Capital. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the Third A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Third A&R LLC Agreement) (which are subject to Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Third A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi)

costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and nine months ended September 30, 2021 and September 30, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Management fee	$1,676	$864	$4,073	$2,511
Less: management fee waiver	(169)	(46)	(429)	(914)
Net management fee	1,507	818	3,644	1,597
Incentive fee, excluding accrued incentive fees on capital gains	$2,026	$713	$4,403	$2,072
For the three and nine months ended September 30, 2021 and September 30, 2020, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2021, approximately $227 and $593 respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and nine months ended September 30, 2020, approximately $123 and $392, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2021 and December 31, 2020, approximately $227 and $128, respectively, of indirect administrative expenses was included in payable to affiliates.
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
Note 6. Borrowings
BMO Subscription Line—On July 30, 2019, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on August 4, 2021, the "BMO Subscription Line"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments of the Company. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amending of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. As of the most recent amendment, the BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$611	$691	$2,156	$3,055
Amortization of financing costs	2	11	6	36
Weighted average interest rate	3.0%	3.0%	3.0%	3.6%
Effective interest rate	3.0%	3.0%	3.0%	3.7%
Average debt outstanding	$80,747	$91,553	$96,079	$113,094
As of September 30, 2021 and December 31, 2020, the outstanding balance on the BMO Subscription Line was $160,000 and $83,451, respectively, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$1,294	$569	$2,934	$1,483
Non-usage fee	90	164	297	512
Amortization of financing costs	189	107	412	320
Weighted average interest rate	2.2%	2.4%	2.3%	2.7%
Effective interest rate	2.7%	3.6%	2.9%	4.3%
Average debt outstanding	$227,970	$92,350	$168,759	$71,136
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $283,100 and $99,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Unsecured Notes—On August 4, 2021, the Company entered into a Master Note Purchase Agreement, dated August 4, 2021 (the "Note Purchase Agreement"), with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, the Company issued to the Purchasers, in a private placement, $125,000 in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and will issue, at a second closing, $50,000 in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the Tranche A Notes, the "2021A Unsecured Notes"). The second closing in respect of the 2021A Tranche B Notes is to be held on December 21, 2021 or on such other business day thereafter as may be agreed upon by the Company and the Purchasers of the 2021A Tranche B Notes. All fees associated with the origination of the 2021A Unsecured Notes are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the 2021A Unsecured Notes. On August 4, 2021, in connection with the Note Purchase Agreement, the Company amended the BMO Subscription Line, pursuant to which (i) the aggregate amount of outstanding indebtedness that the Company is not permitted to exceed increased from 70% to 80% of the Company's aggregate unfunded capital commitments and, for purposes of the foregoing, outstanding obligations under the 2021A Unsecured Notes shall not be included in the outstanding indebtedness of the Company and (ii) the Company's obligations under the 2021A Unsecured Notes were included as an exception to the prohibition on third party indebtedness.
The 2021A Tranche A Notes and the 2021A Tranche B Notes bore and will bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which will commence on January 15, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Notes or the Company cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
The Company is obligated to offer to prepay the 2021A Unsecured Notes (i) each time the Company receives an aggregate amount of net proceeds from the repayment, or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time the Company receives an aggregate amount of net proceeds, or if the Company is permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of 2021A Unsecured Notes issued under the Note Purchase Agreement.
The Note Purchase Agreement also contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company under the 1940 Act and a regulated investment company under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Note Purchase Agreement includes certain additional covenants and terms, including, without limitation, a requirement that the Company will not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by the Company to comply with the 1940 Act.
The 2021A Unsecured Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the 2021A Unsecured Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles.
For both the three and nine months ended September 30, 2021, interest expense and amortization of financing costs incurred on the 2021A Unsecured Notes were $719 and $66, respectively. The weighted average interest rate and effective interest rate on the 2021A Unsecured Notes for both the three and nine months ended September 30, 2021 were 3.6% and 4.0%, respectively.
As of September 30, 2021, the outstanding balance on the 2021A Unsecured Notes was $125,000, and the Company was in compliance with the applicable covenants in the 2021A Unsecured Notes on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2021, the Company had unfunded commitments on revolving credit facilities of $39,817, no outstanding bridge financing commitments, and other future funding commitments of $134,338. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $8,384, no outstanding bridge financing commitments and other future funding commitments of $11,737. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments as of September 30, 2021 and December 31, 2020.
The Company also has revolving borrowings available under the Wells Credit Facility and BMO Subscription Line as of September 30, 2021 and December 31, 2020. See Note 6. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of September 30, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $76,657 and $22,400, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the nine months ended September 30, 2021 and subsequent to September 30, 2021, COVID-19 has had a significant impact on the U.S. economy.
The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic and its impact on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence and underwriting processes, and financial markets. Further, the operational and financial performance of the portfolio companies in which the Company makes investments may be significantly impacted by COVID-19, which may in turn impact the valuation of the Company's investments. The Company believes that its portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the continued impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, how quickly vaccines will continue to be distributed nationwide and globally, whether "herd immunity" will be achieved, whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely, and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies continue to be adversely impacted by the continued effects of the COVID-19 pandemic, the Company may experience a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 26, 2021	February 26, 2021	5,250,000	$52,500
February 26, 2021	March 11, 2021	105,000	1,050
May 25, 2021	June 9, 2021	2,500,500	25,005
July 12, 2021	July 26, 2021	3,810,600	38,106
August 12, 2021	August 26, 2021	5,288,982	52,890
		16,955,082	$169,551
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	500,000	$5,000
April 15, 2020	May 5, 2020	6,571,964	65,720
		7,071,964	$70,720

The following table reflects the distributions declared on the Company's common units for the nine months ended September 30, 2021.

Date Declared	Record Date	Payment Date	Per Unit Amount
February 24, 2021	February 25, 2021	April 13, 2021	$0.120
March 26, 2021	March 30, 2021	April 13, 2021	0.080
June 2, 2021	June 8, 2021	July 13, 2021	0.160
June 25, 2021	June 29, 2021	July 13, 2021	0.090
July 20, 2021	July 23, 2021	October 13, 2021	0.017
August 23, 2021	August 25, 2021	October 13, 2021	0.096
September 28, 2021	September 29, 2021	October 29, 2021	0.172
			$0.735
The following table reflects the distributions declared on the Company's common units for the nine months ended September 30, 2020.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2020	March 23, 2020	April 13, 2020	$0.250
June 23, 2020	June 23, 2020	July 13, 2020	0.240
September 25, 2020	September 29, 2020	October 13, 2020	0.200
			$0.690
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$9,461	$9,257	$23,670	$9,439
Denominator for basic & diluted weighted average unit:	38,079,671	19,715,892	32,307,812	16,560,799
Basic & diluted earnings per unit:	$0.25	$0.47	$0.73	$0.57

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2021 and September 30, 2020.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Per unit data(1):
Members' capital, December 31, 2020 and December 31, 2019, respectively	$10.00	$9.95
Net investment income	0.77	0.71
Net realized and unrealized losses(2)	(0.07)	(0.12)
Total net increase	0.70	0.59
Distributions declared to unitholders from net investment income	(0.74)	(0.69)
Members' capital, September 30, 2021 and September 30, 2020, respectively	$9.96	$9.85
Total return based on members' capital(3)	7.17%	6.41%
Units outstanding at end of period	42,334,540	19,715,892
Average weighted units outstanding for the period	32,307,812	16,560,799
Average members' capital for the period	$324,066	$157,814
Ratio to average members' capital:
Net investment income(4)	10.36%	9.98%
Total expenses, before waivers/reimbursements(4)	7.17%	9.76%
Total expenses, net of waivers/reimbursements(4)	7.00%	8.98%

Average debt outstanding—2021A Unsecured Notes (5)	$125,000	N/A
Average debt outstanding—BMO Subscription Line	$96,079	$113,094
Average debt outstanding—Wells Credit Facility	$168,759	$71,136
Asset coverage ratio	174.24%	195.95%
Portfolio turnover	24.22%	9.12%

Capital Commitments	$705,576	$328,598
Funded Capital Commitments	$423,345	$197,159
% of Capital Commitments funded	60.00%	60.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for issuance of Units and distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns which for the nine months ended September 30, 2021 and September 30, 2020 were $(0.03) and $0.02, respectively.
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
(5)For the nine months ended September 30, 2021, average debt outstanding represents the period from August 4, 2021 (issuance of the 2021A Unsecured Notes) to September 30, 2021.
N/A    Not applicable.

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 13. Subsequent Events
On October 8, 2021, the Company entered into Subscription Agreements with several investors providing for the private placement of the Company's Units.
On October 11, 2021, the Company delivered a capital drawdown notice to the Company's investors relating to the sale of 26,609,376 of the Company's Units for an aggregate offering price of $266,094. The Units were issued to investors on October 25, 2021.
On October 15, 2021, the Company's Closing Period ended with total Capital Commitments of $1,149,065.
On October 21, 2021, the Company's board of directors declared a distribution of $0.041 per Unit, payable on January 13, 2022 to unitholders of record as of October 22, 2021.
On October 28, 2021, the Company entered into Amendment No. 3 to the Loan and Security Agreement (together with the exhibits and schedules thereto, the "Third Amendment"), by and among the Company as the collateral manager, New Mountain Guardian III SPV, L.L.C., as the borrower (the "Borrower"), the Company, as the equityholder and seller, Wells Fargo Bank National Association, as the administrative agent and a lender, which amended the Loan and Security Agreement, dated as of August 30, 2019 (as amended by Amendment No. 1, dated as of September 27, 2019 and Amendment No. 2, dated as of June 29, 2021). Pursuant to the Third Amendment, in addition to certain other changes, Wells Fargo Bank increased its commitment to provide revolving credit advances to the Borrower from time to time prior to the Revolving Period End Date (as defined in the Third Amendment) to $600,000 (from $300,000) and the "Facility Amount" was increased to a maximum of $600,000, instead of a maximum of $400,000 in effect prior to the Third Amendment Closing Date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the board of directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments, as of September 30, 2021, and the related consolidated statements of operations and changes in members’ capital for the three-month and nine-month periods ended September 30, 2021 and 2020, the consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 12, 2021

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

We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred and will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to October 15, 2021. We may accept Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments throughout the Investment Period (as defined below). We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and will continue until the four-year anniversary of such date (the "Investment Period"). Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV's credit facility.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2021, our top five industry concentrations were software, business services, healthcare services, financial services and education.
As of September 30, 2021, our members' capital was approximately $421.8 million and our portfolio had a fair value of approximately $978.3 million in 69 portfolio companies.
Recent Developments
On October 8, 2021, we entered into Subscription Agreements with several investors providing for the private placement of our Units.
On October 11, 2021, we delivered a capital drawdown notice to our investors relating to the sale of 26,609,376 of our Units for an aggregate offering price of $266.1 million. The Units were issued to investors on October 25, 2021.
On October 15, 2021, our Closing Period ended with total Capital Commitments of $1.15 billion.
On October 21, 2021, our board of directors declared a distribution of $0.041 per Unit, payable on January 13, 2022 to unitholders of record as of October 22, 2021.
On October 28, 2021, we entered into Amendment No. 3 to the Loan and Security Agreement (together with the exhibits and schedules thereto, the "Third Amendment"), by and among us as the collateral manager, New Mountain Guardian III SPV, L.L.C., as the borrower (the "Borrower"), us, as the equityholder and seller, Wells Fargo Bank National Association, as the administrative agent and a lender, which amended the Loan and Security Agreement, dated as of August 30, 2019 (as amended by Amendment No. 1, dated as of September 27, 2019 and Amendment No. 2, dated as of June 29, 2021). Pursuant to the Third Amendment, in addition to certain other changes, Wells Fargo Bank increased its commitment to provide revolving credit advances to the Borrower from time to time prior to the Revolving Period End Date (as defined in the Third Amendment) to $600.0 million (from $300.0 million) and the "Facility Amount" was increased to a maximum of $600.0 million, instead of a maximum of $400.0 million in effect prior to the Third Amendment Closing Date.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
i.    Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. We will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, we will use one or more of the methodologies outlined below to determine fair value; and
ii.    Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
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
The following table summarizes the levels in the fair value hierarchy that our portfolio investments fall into as of September 30, 2021:

(in thousands)	Total	Level I	Level II	Level III
First lien	$632,514	$—	$15,850	$616,664
Second lien	291,572	—	97,128	194,444
Equity and other	54,228	—	—	54,228
Total investments	$978,314	$—	$112,978	$865,336
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA or revenue) multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2021, we used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of our portfolio companies. We believe these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2021, we used the discount ranges set forth in the table below to value investments in our portfolio companies.
The unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2021 were as follows:

(in thousands)				Range
Type	Fair Value as of September 30, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$455,547	Market & income approach	EBITDA multiple	7.0x	70.0x	18.8x
			Revenue multiple	4.0x	19.5x	8.7x
			Discount rate	4.6%	13.2%	6.7%
	10,071	Market quote	Broker quote	N/A	N/A	N/A
	151,046	Other	N/A (1)	N/A	N/A	N/A
Second lien	160,997	Market & income approach	EBITDA multiple	12.0x	65.3x	31.2x
			Discount rate	7.1%	11.9%	8.7%
	24,795	Market quote	Broker quote	N/A	N/A	N/A
	8,652	Other	N/A (1)	N/A	N/A	N/A
Equity and other	24,161	Market & income approach	EBITDA multiple	14.5x	26.5x	19.5x
			Revenue multiple	13.5x	19.5x	16.5x
			Discount rate	11.0%	12.6%	11.9%
	30,067	Other	N/A (1)	N/A	N/A	N/A
	$865,336

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2021, we recognized PIK interest from investments of approximately $0.5 million and $0.8 million, respectively, and PIK dividends from investments of approximately $0.7 million and $0.9 million, respectively. For the three and nine months ended September 30,

2020, we recognized PIK interest from investments of approximately $0.2 million and $0.4 million, respectively, and no PIK dividends from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2021 and December 31, 2020, no investments were on non-accrual status.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2021:

(in millions)	As of September 30, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$63.8	6.5%	$64.5	6.6%
Investment Rating 2	913.7	93.5%	913.8	93.4%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$977.5	100.0%	$978.3	100.0%
As of September 30, 2021, all investments in our portfolio had an Investment Rating of 1 or 2.

In response to the continuing impact of the outbreak of COVID-19 and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of September 30, 2021:

(in millions)	As of September 30, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	6.5	0.7%	5.7	0.6%
Yellow	22.4	2.3%	20.2	2.1%
Green	948.6	97.0%	952.4	97.3%
	$977.5	100.0%	$978.3	100.0%
Portfolio and Investment Activity
The fair value of our investments was approximately $978.3 million in 69 portfolio companies at September 30, 2021 and approximately $432.7 million in 33 companies at December 31, 2020.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020
New investments in 55 and 16 portfolio companies, respectively	$676.9	$121.0
Debt repayments in existing portfolio companies	(134.1)	(23.4)
Sales of securities in 0 and 1 portfolio companies, respectively	—	(6.5)
Change in unrealized appreciation on 21 and 15 portfolio companies, respectively	3.1	2.4
Change in unrealized depreciation on 49 and 17 portfolio companies, respectively	(4.4)	(4.4)
Recent Accounting Standards Updates
See Part 1.—Financial Statements—Note 12. Recent Accounting Standards for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2021 and September 30, 2020
Revenue

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Interest income	$14,173	$7,308
Dividend income	679	—
Fee income	4,299	302
Total investment income	$19,151	$7,610
Our total investment income increased by approximately $11.5 million, or 152%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, total investment income of approximately $19.2 million consisted of approximately $12.8 million in cash interest from investments, approximately $0.5 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.9 million, approximately $0.7 million in PIK dividends from investments and approximately $4.3 million in fee income. The increase in interest income of approximately $6.9 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to increased interest income which is attributable to larger invested balances, driven by proceeds from drawdowns on Capital Commitments, higher drawn balances on our revolving credit facility and the issuance of our 2021A Unsecured Notes (as defined below). Our dividend income for the three months ended September 30, 2021 was due to our new investments in preferred securities. Fee income during the three months ended September 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 23 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Management fee	$1,676	$864
Less: management fee waiver	(169)	(46)
Net management fee	1,507	818
Incentive fee	2,026	713
Interest and other financing expenses	2,983	1,552
Administrative expenses	463	229
Professional fees	237	162
Organizational and offering expenses	383	55
Other general and administrative expenses	67	38
Net expenses	$7,666	$3,567
Our total net operating expenses increased by $4.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Our management fee increased by approximately $0.7 million, net of a management fee waiver, and our incentive fee increased by approximately $1.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $1.4 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to higher drawn balances on our revolving credit facility which was offset by lower interest rates during 2021, and our issuance of the 2021A Unsecured Notes (as defined below) in August 2021.
Administrative expenses increased by approximately $0.2 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Organization and offering expenses increased by approximately $0.3 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to our entrance into Subscription Agreements with several investors in July 2021 and August 2021. Total professional fees, and total other general and administrative expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 remained flat.

Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net realized losses on investments	$—	$(46)
Net change in unrealized (depreciation) appreciation of investments	(2,024)	5,260
Net realized and unrealized (losses) gains	$(2,024)	$5,214
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $2.0 million for the three months ended September 30, 2021 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $5.2 million for the three months ended September 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2021, was primarily driven by accelerated amortization recognized due to the early repayment of 9 of our investments, unrealized depreciation recognized on KAMC Holdings, Inc. and the overall decrease in market prices of our investments during the period. The net gain for the three months ended September 30, 2020 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic.
Results of Operations for the Nine Months Ended September 30, 2021 and September 30, 2020
Revenue

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Interest income	$34,245	$21,134
Dividend income	924	—
Fee income	6,897	1,274
Total investment income	$42,066	$22,408
Our total investment income increased by approximately $19.7 million, or 88%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, total investment income of approximately $42.1 million consisted of approximately $31.8 million in cash interest from investments, approximately $0.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.7 million, approximately $0.9 million in PIK dividends from investments and approximately $6.9 million in fee income. The increase in interest income of approximately $13.1 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to increased interest income which is attributable to larger invested balances, driven by proceeds from drawdowns on Capital Commitments, higher drawn balances on our revolving credit facility and the issuance of our 2021A Unsecured Notes (as defined below). Our dividend income for the nine months ended September 30, 2021 was due to our new investments in preferred securities. Fee income during the nine months ended September 30, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, commitment, assignment and amendment fees received from 45 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Management fee	$4,073	$2,511
Less: management fee waiver	(429)	(914)
Net management fee	3,644	1,597
Incentive fee	4,403	2,072
Interest and other financing expenses	6,622	5,435
Administrative expenses	1,141	696
Organizational and offering expenses	591	194
Professional fees	559	538
Other general and administrative expenses	149	131
Net expenses	$17,109	$10,663
Our total net operating expenses increased by approximately $6.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Our management fee increased by approximately $2.0 million, net of a management fee waiver, and our incentive fee increased by approximately $2.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances, as well as the expiration of the management fee waiver on June 30, 2020.
Interest and other financing expenses increased by approximately $1.2 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher drawn balances on our revolving credit facility which was offset by lower interest rates during 2021, and our issuance of the 2021A Unsecured Notes (as defined below) in August 2021. Administrative expenses increased by approximately $0.4 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Organization and offering expenses increased by approximately $0.4 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to our entrance into Subscription Agreements with several investors in February 2021, May 2021, July 2021 and August 2021. Our total professional fees and total other general and administrative expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 remained flat.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net realized losses on investments	$—	$(276)
Net change in unrealized (depreciation) appreciation of investments	(1,287)	(2,030)
Net realized and unrealized losses	$(1,287)	$(2,306)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $1.3 million for the nine months ended September 30, 2021 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $2.3 million for the nine months ended September 30, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2021, was primarily driven by the overall decrease in market prices of our investments, as well as accelerated amortization recognized due to the early repayment of 13 of our investments during the period. The net loss for the nine months ended September 30, 2020 was primarily driven by the overall decrease in market prices of our investments during the period due to the impact of the COVID-19 pandemic.
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2021, our asset coverage ratio was 174.2%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2021 and December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2021	December 31, 2020
Capital Commitments	$705.6	$423.0
Unfunded Capital Commitments	282.2	169.2
% of Capital Commitments funded	60.0%	60.0%
At September 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $51.2 million and $8.8 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2021 and September 30, 2020, were approximately $490.6 million and $118.2 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and drawdowns on Capital Commitments.
Borrowings
BMO Subscription Line—On July 30, 2019, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on August 4, 2021, the "BMO Subscription Line"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250.0 million or 80.0% of the remaining unfunded Capital Commitments. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination and amending of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing costs over the life of the BMO Subscription Line. As of the most recent amendment, the BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Interest expense	$0.7		$0.7		$2.2		$3.1
Amortization of financing costs	—	(1)	—	(1)	—	(1)	—	(1)
Weighted average interest rate	3.0%		3.0%		3.0%		3.6%
Effective interest rate	3.0%		3.0%		3.0%		3.7%
Average debt outstanding	$80.7		$91.6		$96.1		$113.1

(1)For the three and nine months ended September 30, 2021 and September 30, 2020, the amortization of financing costs was less than $50.0 thousand.
As of September 30, 2021 and December 31, 2020, the outstanding balance on the BMO Subscription Line was $160.0 million and $83.5 million, respectively, and we were in compliance with the applicable covenants in the BMO Subscription Line on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$1.3	$0.6	$2.9	$1.5
Non-usage fee	0.1	0.2	0.3	0.5
Amortization of financing costs	0.2	0.1	0.4	0.3
Weighted average interest rate	2.2%	2.4%	2.3%	2.7%
Effective interest rate	2.7%	3.6%	2.9%	4.3%
Average debt outstanding	$228.0	$92.4	$168.8	$71.1
As of September 30, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $283.1 million and $99.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Unsecured Notes—On August 4, 2021, we entered into a Master Note Purchase Agreement, dated August 4, 2021 (the "Note Purchase Agreement"), with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, we issued to the Purchasers, in a private placement, $125.0 million in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and will issue, at a second closing, $50.0 million in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the Tranche A Notes, the "2021A Unsecured Notes"). The second closing in respect of the 2021A Tranche B Notes is to be held on December 21, 2021 or on such other business day thereafter as may be agreed upon by us and the Purchasers of the 2021A Tranche B Notes. All fees associated with the origination of the 2021A Unsecured Notes are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the 2021A Unsecured Notes. On August 4, 2021, in connection with the Note Purchase Agreement, we amended the BMO Subscription Line, pursuant to which (i) the aggregate amount of outstanding indebtedness that we are not permitted to exceed increased from 70% to 80% of our aggregate unfunded capital commitments and, for purposes of the foregoing, outstanding obligations under the 2021A Unsecured Notes shall not be included in our outstanding indebtedness and (ii) our obligations under the 2021A Unsecured Notes were included as an exception to the prohibition on third party indebtedness.
The 2021A Tranche A Notes and the 2021A Tranche B Notes bore and will bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which will commence on January 15, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Notes or we cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
We are obligated to offer to prepay the 2021A Unsecured Notes (i) each time we receive an aggregate amount of net proceeds from the repayment, or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time we receive an aggregate amount of net proceeds, or if we are permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25.0 million and (B) 10% of the aggregate principal of 2021A Unsecured Notes issued under the Note Purchase Agreement.
The Note Purchase Agreement also contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company under the 1940 Act, and a regulated investment company under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes at us or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of ours or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Note Purchase Agreement includes certain additional covenants and terms, including, without limitation, a requirement that we will not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by us to comply with the 1940 Act.
The 2021A Unsecured Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the 2021A Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles.
For both the three and nine months ended September 30, 2021, interest expense and amortization of financing costs incurred on the 2021A Unsecured Notes were $0.7 million and $0.1 million, respectively. The weighted average interest rate and effective interest rate on the 2021A Unsecured Notes for both the three and nine months ended September 30, 2021 were 3.6% and 4.0%, respectively.
As of September 30, 2021, the outstanding balance on the 2021A Unsecured Notes was $125.0 million, and we were in compliance with the applicable covenants in the 2021A Unsecured Notes on such dates.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling $174.2 million and $20.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2021 and December 31, 2020, we had commitment letters to purchase investments in the aggregate par amount of $76.7 million and $22.4 million, respectively, which could require funding in the future. As of September 30, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
2021A Unsecured Notes (1)	$125.0	$—	$—	$125.0	$—
BMO Subscription Line (2)	160.0	160.0	—	—	—
Wells Credit Facility (3)	283.1	—	—	283.1	—
Total Contractual Obligations	$568.1	$160.0	$—	$408.1	$—

(1)$125.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
(2)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($160.0 million as of September 30, 2021) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
(3)Under the terms of the $300.0 million Wells Credit Facility, all outstanding borrowings under that facility ($283.1 million as of September 30, 2021) must be repaid on or before July 15, 2025. As of September 30, 2021, there was approximately $16.9 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared for the nine months ended September 30, 2021 totaled approximately $24.8 million.
The following table reflects cash distributions, including dividends and returns of capital, if any, per Unit that have been declared by our board of directors for the two most recent fiscal year and the current fiscal year to date:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Unit Amount
December 31, 2021
First Quarter	February 24, 2021	February 25, 2021	April 13, 2021	$0.120
First Quarter	March 26, 2021	March 30, 2021	April 13, 2021	0.080
Second Quarter	June 2, 2021	June 8, 2021	July 13, 2021	0.160
Second Quarter	June 25, 2021	June 29, 2021	July 13, 2021	0.090
Third Quarter	July 20, 2021	July 23, 2021	October 13, 2021	0.017
Third Quarter	August 23, 2021	August 25, 2021	October 13, 2021	0.096
Third Quarter	September 28, 2021	September 29, 2021	October 29, 2021	0.172
				$0.735
December 31, 2020
First Quarter	March 20, 2020	March 23, 2020	April 13, 2020	$0.250
Second Quarter	June 23, 2020	June 23, 2020	July 13, 2020	0.240
Third Quarter	September 25, 2020	September 29, 2020	October 13, 2020	0.200
Fourth Quarter	December 18, 2020	December 21, 2020	January 13, 2021	0.210
Fourth Quarter	December 18, 2020	December 31, 2020	January 13, 2021	0.030
				$0.930
December 31, 2019
Fourth Quarter	December 20, 2019	December 20, 2019	January 17, 2020	$0.390
Fourth Quarter	December 20, 2019	December 27, 2019	January 17, 2020	0.050
				$0.440
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2021, approximately $0.2 million and $0.6 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and nine months ended September 30, 2020, approximately $0.1 million and $0.4 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2021, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of September 30, 2021, 94.99% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and 5.01% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2021. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.87%
Base Interest Rate	—%
+100 Basis Points	(1.20)%
+200 Basis Points	7.73%
+300 Basis Points	16.66%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2021. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
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
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Third Amended and Restated Limited Liability Company Agreement dated as of July 22, 2021(3)
3.2	Certificate of Formation(2)
4.1	Form of Subscription Agreement(1)
10.1	Form of Master Note Purchase Agreement, dated August 4, 2021, by and between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto(4)
10.2	Form of Amendment, dated as of August 4, 2021, to Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A.(4)
10.3	Form of Facility Increase Letter, dated as of September 30, 2021, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(5)
10.4
Form of Amendment No. 3 to Loan and Security Agreement, dated as of October 28, 2021, among New Mountain Guardian III SPV, L.L.C. as the borrower, New Mountain Guardian III BDC, L.L.C. as the collateral manager, equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereon(6)

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
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 23, 2021.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on August 10, 2021.
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on October 6, 2021.
(6)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on November 3, 2021.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2021.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)