Form 10-K
period 2021-12-31
New Mountain Guardian III BDC, L.L.C.
filed 2022-03-09
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of March 9, 2022 was 91,925,222. As of June 30, 2021, there was no established public market for the registrant's limited liability company common units.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

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
New Mountain Guardian III SPV, L.L.C. ("GIII SPV"), our wholly-owned direct subsidiary, was formed on August 5, 2019 in Delaware as a limited liability company whose assets are used to secure GIII SPV's credit facility. New Mountain Guardian III OEC, Inc., our wholly-owned direct subsidiary, was formed on December 2, 2021 in Delaware and serves as a tax blocker corporation by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company; we consolidate our tax blocker corporation for accounting purposes but the tax blocker corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. For additional information on the investment committee, see "Investment Committee".
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
Investment Objective and Portfolio
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization

("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2021, our top five industry concentrations were software, business services, healthcare services, healthcare information technology and consumer services. At December 31, 2021, our portfolio consisted of 90 portfolio companies and was invested 72.7% in first lien loans, 22.5% in second lien loans, 0.5% in subordinated loans and 4.3% in equity and other, as measured at fair value, versus 33 portfolio companies invested 69.6% in first lien loans and 30.4% in second lien loans, as measured at fair value at December 31, 2020.
The fair value of our investments, as determined in good faith by the board of directors, was approximately $1,725.2 million in 90 portfolio companies at December 31, 2021 and approximately $432.7 million in 33 portfolio companies at December 31, 2020.
The following table shows our portfolio and investment activity for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(in millions)	2021	2020
New investments in 83 and 20 portfolio companies, respectively	$1,454.9	$181.2
Debt repayments in existing portfolio companies	(170.7)	(24.0)
Sales of securities in 0 and 1 portfolio companies, respectively	—	(12.2)
Change in unrealized appreciation on 25 and 24 portfolio companies, respectively	3.4	3.9
Change in unrealized depreciation on 71 and 8 portfolio companies, respectively	(6.9)	(2.4)
The following summarizes our ten largest portfolio company investments and our top ten industries in which we were invested as of December 31, 2021, calculated as a percentage of fair value as of December 31, 2021:

Portfolio Company	Percent of Total Investments at Fair Value
Recorded Future, Inc.	3.1%
OA Buyer, Inc.	2.7%
GS Acquisitionco, Inc.	2.7%
OEC Holdco, LLC / OEConnection LLC	2.6%
Diamondback Acquisition, Inc.	2.5%
Notorious Topco, LLC	2.4%
KWOR Acquisition, Inc.	2.4%
IG Investments Holdings, LLC	2.4%
CCBlue Bidco, Inc.	2.3%
Al Altius US Bidco, Inc.	2.2%
25.3%

Industry Type	Percent of Total Investments at Fair Value
Software	36.4%
Business Services	16.0%
Healthcare Services	12.8%
Healthcare Information Technology	6.7%
Consumer Services	6.5%
Distribution & Logistics	4.1%
Financial Services	3.9%
Education	2.6%
Consumer Products	2.4%
Information Technology	2.2%
93.6%
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
Investment Committee
The Investment Adviser is managed by a five member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein and John R. Kline. The fifth and final member of the Investment Committee will consist of a New Mountain Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Jack Qian served on the Investment Committee from August 2020 to July 2021. Beginning in August 2021, Kyle Peterson was appointed to the Investment Committee for a year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2021:

(in millions)	As of December 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$91.2	5.3%	$91.9	5.3%
Investment Rating 2	1,635.4	94.7%	1,633.3	94.7%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$1,726.6	100.0%	$1,725.2	100.0%
As of December 31, 2021, all investments in our portfolio had an Investment Rating of 1 or 2.
In response to the continuing impact of the COVID-19 pandemic on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of December 31, 2021:

(in millions)	As of December 31, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	6.6	0.4%	6.2	0.4%
Yellow	22.4	1.3%	19.6	1.1%
Green	1,697.6	98.3%	1,699.4	98.5%
	$1,726.6	100.0%	$1,725.2	100.0%
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
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the United States, it must be operated for the purpose of investing in or lending to primarily private or thinly traded companies and it must make significant managerial assistance available to those companies whose securities are considered Qualifying Assets (as defined below) for the BDC.
We have a Board. A majority of our Board must be persons who are not "interested persons", as that term is defined in the 1940 Act (the "independent directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, to provide additional shareholder preotection, we are required to provide and maintain a bond issued by a reputable fidelity insurance company.
As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings, and any preferred units we may issue in the future, of at least 150.0% (which means we can borrow $2 for every $1 of our equity). We monitor our compliance with this coverage ratio on a regular basis.
We may, to the extent permitted under the 1940 Act, issue additional equity or debt capital. We will generally not be able to issue and sell our limited liability company interests (the "Units") at a price below members' capital per Unit without unitholder approval. See Item 1. Business—The Private Offering in this Annual Report on Form 10-K. We may, however, sell our Units, or warrants, options or rights to acquire our Units, at a price below the then‑current value of our members' capital if our Board determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders approve such sale. In addition, we may generally issue new Units at a price below the value of our members' capital in rights offerings to existing unitholders, in payment of dividends and in certain other limited circumstances.
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
While we generally intend to qualify as a RIC for each taxable year, it is possible that we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC. In such case, however, we anticipate that the associated tax liability would not be material, and that such non‑compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard.

Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in
Item1A.— Risk Factors of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.
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
•A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and a foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt and/or equity securities that we hold.
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
•We will be competing for investments with many other investors, as well as financial institutions, open‑end funds, closed‑end funds, hedge funds and investment funds affiliated with other financial sponsors and other investors.
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
•The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 which began in December 2019.
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
The Private Offering
We conducted a private offering (the "Private Offering") of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Throughout the Closing Period (as defined below), which was from July 15, 2019 to October 15, 2021, Units were continuously offered for subscription. Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18‑month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. We accepted and drew down Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments throughout the Investment Period (as defined below). We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown," and the date on which the Initial Drawdown occurs, the "Initial Drawdown Date"). The "Investment Period" began on July 15, 2019 and will continue until the four‑year anniversary of such date. Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors (the six year period and any successive extensions, the "Term").
We have entered into separate subscription agreements with one or more investors providing for the private placement of Units pursuant to the Private Offering. As of December 31, 2021, we had aggregate Capital Commitments from investors of $1.15 billion, of which $229.8 million was undrawn.

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
The offering price per Unit at the Initial Drawdown Date through the date of the Third A&R LLC Agreement was $10.00. Pursuant to the Third A&R LLC Agreement, the offering price for future drawdown dates will be (1) for any future Drawdown Dates or Catch-Up Dates (each as defined in the Third A&R LLC Agreement) where the then-current Per Unit NAV (as defined in the Third A&R LLC Agreement) is greater than or equal to $9.70, $10.00, and (2) for any future Drawdown Dates or Catch-Up Dates where the then-current Per Unit NAV is less than $9.70, the greater of (A) the Per Unit NAV and (B) $9.50.
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
Investment Management Agreement
We are a closed‑end, non‑diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services. Our board of directors initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between us and the Investment Adviser on June 18, 2019. Following approval from our initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by the Board, including a majority of the Non-Interested Directors. Before the Prior Investment Management Agreement's expiration, we inadvertently failed to present the Prior Investment Management Agreement for renewal to the Board as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Board or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated as a technical matter effective as of July 15, 2021.
On February 16, 2022, our Board approved a new investment advisory and management agreement (the "Investment Management Agreement") between us and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of our outstanding voting securities approved the Investment Management Agreement via written consent. We will file an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting the unitholders' approval of the Investment Management Agreement. The Investment Management Agreement will be executed and become effective 20 calendar days after the Information Statement is sent to unitholders.

The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Management Agreement.
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
Base Management Fees
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) (the "Managed Capital") as of the last day of the applicable quarter. For the period from the effective date of the Prior Investment Management Agreement, July 15, 2019, through June 30, 2020, the base management fee was reduced by 50.0% (0.575% through June 30, 2020). The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by us or our subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2.0 million or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap, as defined below.
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on a percentage of our income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the administration agreement (the "Administration Agreement"), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that we will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750.0 million and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of Members' Capital. Further, if our actual Capital Commitments at the end of the Closing Period are less than $750.0 million, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. Our "Specified Expenses" means all Company Expenses (as defined in the Third A&R LLC Agreement) incurred in our operation with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Third A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Third A&R LLC Agreement), (v) interest on and fees and expenses arising out of all our indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by us or our affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
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
•transfer agent and custodial fees;
•marketing efforts (including attendance at investment conferences and similar events);
•federal and state registration fees;

•any exchange listing fees;
•federal, state, local and foreign taxes;
•independent directors' fees and expenses;
•brokerage commissions;
•costs of proxy statements, unitholders' reports and notices;
•costs of preparing government filings, including periodic and current reports with the SEC;
•independent audits and outside legal costs;
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
As of December 31, 2021, 6.82% of our total assets were non-qualifying assets.
Significant Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of qualifying assets significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate will provide such significant managerial assistance on our behalf to portfolio companies that accept our offer of managerial assistance.
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies.
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no temporary investments as of December 31, 2021.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A.— Risk Factors — Fund-Level Borrowings in this Annual Report on Form 10-K.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act (the "Code of Ethics") and the Investment Adviser has adopted a code of ethics pursuant to Rule 204A‑1 under the Advisers Act (the "Adviser's Code of Ethics"), each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or the Adviser's Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the applicable code's requirements. The Code of Ethics is available on the SEC's website at www.sec.gov.
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
Proxy Voting Records
You may obtain, without charge, information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1633 Broadway, 48th Floor, New York, New York 10019.
Staffing
We do not have any employees. Our day‑to‑day investment operations are managed by the Investment Adviser and the Administrator. See "—Investment Management Agreement" and "—Administration Agreement" in this Annual Report on Form 10-K. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. For a more detailed discussion of the Administration Agreement, see Item 8—Financial Statements and Supplementary Data—Note 5. Agreements and Related Parties in this Annual Report on Form 10-K.
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our Units that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months or (iii) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. There is currently no public market for our Units and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
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
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at www.sec.gov.
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
We will safeguard, according to strict standards of security and confidentiality, all information we receive about you. The only information we collect from you is your name, address, number of units you hold and your social security number. This information is used only so that we can send you annual reports and other information about us, and send you proxy statements or other information required by law.
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

If you have any questions regarding this policy or the treatment of your non-public personal information, please contact our chief compliance officer at (212) 655-0291.

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
CERTAIN GENERAL RISKS OF AN INVESTMENT IN OUR UNITS
No Assurance of Investment Return
Neither we nor the Investment Adviser or its respective affiliates can provide any assurance whatsoever that we will be successful in choosing, making and realizing investments in any particular portfolio company or portfolio companies. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. While we expect to make regular distributions of income, there can be no assurance that any unitholder will receive any distribution from us. Partial or complete sales, transfers or other dispositions of portfolio investments which may result in a return of capital or the realization of gains, if any, are generally not expected to occur for a number of years after an investment is made. Accordingly, an investment in us should only be considered by persons for whom a speculative, illiquid and long‑term investment is an appropriate component of a larger investment program and who can afford a loss of their entire investment.
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of our affiliates, including New Mountain Finance Corporation ("NMFC") and NMF SLF I, Inc. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
We are generally not permitted to invest in any portfolio company in which New Mountain Capital or any of its affiliates currently have an investment or to make any co‑investments with New Mountain Capital or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to previously obtained exemptive orders. This may adversely affect the pace at which we make investments.
Above Average Degree of Risk
The investments we may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our Units may not be suitable for investors with lower risk tolerance.
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
Compensation Arrangements
The Investment Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Investment Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is payable quarterly in arrears at an annual rate based on Managed Capital as of the last day of the applicable quarter. Because the incentive fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Investment Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the Managed Capital as of the last day of the applicable quarter, which includes any outstanding borrowings under any subscription line drawn in lieu of capital calls, the Investment Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the Managed Capital as of the last day of the applicable quarter. Moreover, the Investment Adviser's clawback obligation may create an incentive for the Investment Adviser to delay our liquidation where a clawback obligation would be owed. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our unitholders. Our compensation arrangements could therefore result in us making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest in this Annual Report on Form 10-K.
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
Indemnification
We will be required to indemnify any person who has served as a director, officer or employee of us, the Investment Adviser and each of their respective affiliates and related parties, and each person serving, or who has served, as a member of the Executive Advisory Council or the advisory committee (collectively, the "Covered Persons") for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to unitholders. For example, in their capacity as directors of portfolio companies the members, managers or affiliates of New Mountain Capital may be subject to derivative or other similar claims brought by stockholders of such companies. The indemnification obligation (including the advancement of expenses in connection therewith) would be payable from our assets, including the unfunded Capital Commitments of unitholders. Furthermore, as a result of the provisions contained in our Third A&R LLC Agreement, unitholders may have a more limited right of action in certain cases than it would in the absence of such limitations. For example, Covered Persons will not owe a duty of care equivalent to a "negligence" standard, but rather the Third A&R LLC Agreement provides that the Covered Persons will not be liable unless they act with "gross negligence." Further, members of the advisory committee will not be held to a "gross negligence" standard, but would only be liable for fraud, bad faith, or willful misconduct. In addition, under the Third A&R LLC Agreement we are required to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person's entitlement to indemnification), and as such, there may be periods where we are advancing expenses to an individual or entity with whom we are not aligned or is otherwise an adverse party in a dispute.
Limited Recourse
Subject to the requirements of the 1940 Act, the Investment Management Agreement and Administration Agreement each include exculpation, indemnification and other provisions that will limit the circumstances under which the Investment Adviser and the Administrator, respectively, can be held liable to us. In addition, investors should note that the Third A&R LLC Agreement contains provisions that, subject to applicable law, reduce or eliminate the liability of Covered Persons and limit remedies of the unitholders. Additionally, certain service providers to us, the Investment Adviser, the Administrator, their respective affiliates and other persons, including, without limitation, the members of the advisory committee, may be entitled to exculpation and indemnification. As a result, the unitholders may have a more limited right of action in certain cases than they would in the absence of such limitations.
Limited Operating History
We and certain other affiliated entities have very limited operations and therefore have limited meaningful operating history upon which an investor may evaluate their performance. Moreover, New Mountain Capital has not previously sponsored or managed a private BDC pursuing the same investment objective and strategy as us. The prior investment performance described herein (in which we will not participate), as with all performance data, can provide no assurance of our future results. The investment performance of the previous credit funds managed by New Mountain Capital contained herein were achieved under different market conditions and with involvement from investment professionals that may not be involved with our investment activities. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that it will not achieve our investment objective and that the value of one of our Units could decline substantially. The past performance of New Mountain Capital or the Investment Adviser's investment professionals is not a reliable indicator of our future performance. Accordingly, investors should draw no conclusions from the performance of any previous credit platform vehicles and should not expect to achieve similar results.
The Investment Adviser manages two other companies, other than us, that are regulated as BDCs and RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source‑of‑income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.
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
Risk of Geopolitical Unrest, Terrorist Attacks, or Acts of War
The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries and various aspects thereof, including in prices of commodities, and could affect our financial results. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Any terrorist attacks that occur at or near such assets would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. As a result of a terrorist attack or terrorist activities in general, we may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all.
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; escalating border tensions and conflict between Russia and Ukraine; and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as those the U.S. and many other economies have recently experienced. Among other things, these companies:
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
•generally have less predictable operating results, may from time to time be parties to litigation and/or, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;
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
Unfunded Debt Commitments and Follow‑On Investments
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments. We expect that certain of our investments will take the form of unfunded commitments that we will be contractually obligated to fund on the demand of a borrower or other counterparty. We will not be able to control when, or if, these unfunded debt commitments are funded. Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow‑on" investments, in order to, among other things, (i) increase or maintain in whole or in part our ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow‑on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow‑on investments, subject to the availability of capital resources. If we fail to make follow‑on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized, we could miss an opportunity for it to increase its participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow‑on investment, we may elect not to make a follow‑on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow‑on investments or such follow‑on investments would adversely impact our ability to qualify for or maintain our RIC tax treatment.
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
Prepayments
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, subject to qualification for or maintenance of our RIC tax treatment, we will generally use these proceeds to pay down our credit facilities and later draw additional amounts under our credit facilities to fund new portfolio investments. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity.
Fund‑Level Borrowings
Subject to the limitations set forth in the Third A&R LLC Agreement and in accordance with the 1940 Act, we may, at any time before or after the end of the Investment Period, borrow funds to (i) cover organizational and offering expenses and fund expenses, (ii) provide financing to consummate the purchase of portfolio investments; (iii) make repurchases of Units; or (iv) provide financing for debt investments, and may, to the extent consistent with RIC requirements, withhold from distributions amounts necessary to repay such borrowings. The interest expense and other costs incurred in connection with such borrowings may not be recovered by income from investments purchased by us. If investment results fail to cover the cost of borrowings, the value of the portfolio held by us will decrease faster than if there had been no such borrowings. Additionally, if the investments fail to perform to expectation, the interests of our unitholders will be subordinated to such leverage, which will compound any such adverse consequences. In connection with one or more credit facilities entered into by us, distributions to the unitholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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
The 1940 Act, as amended by the Small Business Credit Availability Act, permits a BDC to reduce the required minimum asset coverage ratio applicable to it from 200.0% to 150.0% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein. We have elected to be subject to the reduced asset coverage ratio of 150% in order to maintain maximum flexibility with respect to our leverage strategy.
Broad Investment Mandate; Unspecified Investments
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
The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without unitholder approval. As a result, the Board may be able to change our investment policies and objectives without any input from the unitholders. However, absent unitholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies could have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our unitholders.
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
A high concentration of our portfolio companies in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments. If we have a concentration of portfolio companies in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states or countries include: business layoffs, downsizing or relocations, industry slowdowns, and changing demographics.
Influence over Management
Although we will primarily make debt and non‑control equity investments, we may make investments that allow us to exercise certain influence over management and the strategic direction of a portfolio company, subject to the restrictions under the 1940 Act. The exercise of influence over a company imposes additional risks of liability for environmental damage, product defects, failure to supervise management and other types of liability in which the limited liability characteristic of business operations may be ignored. The exercise of influence over an investment could expose our assets to claims by such portfolio companies, their stockholders and their creditors. While the Investment Adviser intends to manage us in a manner that will minimize the exposure of these risks, the possibility of successful claims cannot be precluded.
Illiquid and Long‑Term Investments
Investment in us requires a long‑term commitment with no certainty of return. Many of our portfolio investments will be highly illiquid, and we may not be able to realize on such portfolio investments in a timely manner. It is anticipated that there will be a significant period of time (up to four years) before we will have completed making investments in portfolio companies. Such portfolio investments are currently expected by New Mountain Capital to mature in approximately four to seven years (or longer) from the date of initial investment, although we expect many portfolio investments will be refinanced prior to their maturity. Although portfolio investments made by us are expected to generate current income, the return of capital and the realization of gains, if any, from a portfolio investment generally will occur only upon the partial or complete disposition or refinancing of such portfolio investment. While a portfolio investment may be sold or repaid at any time, it is not generally expected that this will occur for a number of years after the portfolio investment is made. Transaction structures typically will not provide for liquidity of our portfolio investments prior to that time. Often, there will be no readily available market for portfolio investments made by us, if at all. Disposition of such portfolio investments may require a lengthy time period.
In most cases, there will be no public market for the securities held by us at the time of their acquisition. We will generally not be able to sell the securities of portfolio companies through the public markets unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Additionally, there can be no assurances that investments can be sold on a private basis. Our ability to quickly sell or exchange any of our portfolio companies in response to changes in economic and other conditions will be limited. In addition, in some cases we may be prohibited by contract or legal or regulatory reasons from selling certain securities or other instruments for a period of time (e.g., due to limitations on sale arising from contractual lockups, obligations to receive consent to transfer or assign interests, or rights of first offer), and as a result may not be permitted to sell a portfolio investment at a time we might otherwise desire to do so. To the extent that there is no trading market for a portfolio investment, we may be unable to liquidate that portfolio investment or may be unable to do so at a profit. Moreover, there can be no assurances that private purchasers of our portfolio investments will be found.
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
Highly Competitive Market for Investment Opportunities
We compete for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements that we must satisfy to maintain our tax treatment as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our unitholders'. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing Units. These factors increase the uncertainty, and thus the risk, of investing in our Units. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
Managing Future Growth
Our ability to achieve our investment objective and to grow depends on the Investment Adviser's ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement and may also be called upon to provide managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.
Economic Recessions and Government Spending Cuts
Many of our portfolio companies may be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic, and may be unable to repay their debt investments during these periods. Therefore, our non-

performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
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
Investment in Restructurings
We may, either alone or in conjunction with one or more partners or co‑venturers, make portfolio investments in restructurings, which involve portfolio companies that are experiencing or are expected to experience severe financial difficulties. These financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. Such portfolio investments could, in certain circumstances, subject us to certain additional potential liabilities, which may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated, or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and distributions by us to unitholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, portfolio investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize portfolio investments made in the form of debt as equity contributions. These potential liabilities can adversely affect both the portfolio companies and their counterparties.
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
Based on information available as of the date of this Annual Report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.
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
Our investment in any mezzanine securities may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency. Mezzanine investments generally are subject to various risks including, without limitation: (i) a subsequent characterization of an investment as a "fraudulent conveyance" under relevant creditors' rights laws, possibly resulting in the avoidance of collateral securing the investment or the cancellation of the obligation representing the investment; (ii) the recovery as a "preference" of liens perfected or payments made on account of a debt in certain periods before a bankruptcy filing; (iii) equitable subordination claims by other creditors; (iv) so‑called "lender liability" claims by the issuer of the obligations; and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Additionally, adverse credit events with respect to any portfolio entity, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of our investment in any such company.
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
Repurchase Agreements
Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker‑dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus a premium (which often reflects the interests). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under our repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce our rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses associated with enforcing our rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.
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
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Investment Adviser's future base management fees, which thus increases the Investment Adviser's future income incentive fees at a compounding rate;
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
There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the portfolio investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any portfolio company or any of its affiliates, we may suffer a partial or total loss of capital invested in that portfolio company. An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio company or the seller. Such inaccuracy or incompleteness may adversely affect the value of our securities and/or instruments in such portfolio company. We rely upon the accuracy and completeness of representations made by portfolio companies and/or their former owners in the due diligence process to the extent reasonable when making our investments, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
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
Currency and Exchange Rate Risks
A portion of our portfolio investments, and the income received by us with respect to such portfolio investments, may be denominated in currencies other than U.S. dollars. However, our books will be maintained, and capital contributions to and distributions from us generally will be made, in U.S. dollars. Accordingly, changes in currency exchange rates may adversely affect the dollar value of portfolio investments, interest amounts and other payments received by us, gains and losses realized on the sale of investments and the amount of distributions, if any, to be made by us. We will incur costs in converting investment proceeds from one currency to another. The Investment Adviser may enter into hedging transactions designed to reduce such currency risks. See also "Hedging Policies/Risks" above. Furthermore, Units are denominated in U.S. dollars. Investors subscribing for Units in any country in which U.S. dollars are not the local currency should note that changes in the value of exchange between U.S. dollars and such currency may have an adverse effect on the value, price or income of the investment to such investor. There may be foreign exchange regulations applicable to investments in foreign currencies in certain jurisdictions. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Units.
Public Company Holdings
To maintain our status as a BDC, we are not permitted to acquire any assets other than in "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow‑on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.
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
Global Climate Change Risk
There may be evidence of global climate change. Climate change creates physical and financial risk and potential portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
Corporate Social Responsibility Risks
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
Force Majeure Risk
Portfolio companies may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, civil unrest, acts of God, fire, flood, earthquakes, hurricanes and other natural disasters, including extreme weather events from possible future climate change, outbreaks of an infectious disease, pandemics or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically.
CERTAIN RISKS RELATING TO OUR UNITS AND OPERATIONS
No Market for Units; Transferability Restrictions
Our Units have not been registered under the Securities Act, or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available. It is not contemplated that registration of the Units under the Securities Act or other securities laws will ever be effected. There is no public market for our Units and one is not expected to develop. Accordingly, it may be difficult to obtain reliable information about the value of our Units. Each unitholder must be an "accredited investor" (as defined in Regulation D promulgated under the Securities Act) and is required to represent, among other customary private placement representations, that it is acquiring our Units for its own account and for investment purposes only and not with a view to resell or distribute and that it will only sell and transfer its limited liability company unit to an accredited investor under applicable securities laws or in a manner permitted by the Third A&R LLC Agreement and consistent with such laws. Subject to a few limited exceptions, a unitholder will not be permitted to directly or indirectly assign, sell, exchange, mortgage, pledge or transfer any of its Units or any of its rights or obligations with respect to its Units, except by operation of law, without the prior written consent of the Investment Adviser, which consent may be given or withheld in accordance with the Third A&R LLC Agreement. Except in limited circumstances, voluntary withdrawals from us will not be permitted. The unitholders must be prepared to bear the risks of owning Units for an extended period of time.
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
As a BDC, we are prohibited from acquiring any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not "qualifying assets" to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow‑on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
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
Some of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by the Board in accordance with our valuation policy, which is at all times consistent with GAAP. See Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for additional information on valuations.
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
The types of factors that the Board takes into account in determining the fair value of our investments generally include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily-available market for these securities existed.
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
Management of the Fund
The Investment Adviser, subject to the oversight of the Board, has responsibility for our activities, and, other than as expressly set forth in the Third A&R LLC Agreement, the unitholders will generally not be able to make investment or any other decisions regarding our management. Other than as set forth herein and in the Third A&R LLC Agreement, the unitholders have no rights or powers to take part in our management or make investment decisions and will not receive the level of portfolio company financial information that is available to New Mountain Capital. Accordingly, no person should purchase a Unit unless such person is willing to entrust all aspects of our management to New Mountain Capital and the Board.
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
We rely on exemptive relief granted to the Investment Adviser and certain of its affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Investment Adviser may not have the opportunity to cause us to participate.
The Investment Adviser and Conflicts of Interest
Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our unitholders' interests. We are focused primarily on investing in the investments that we target, in the future, the investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner in accordance witht the Investment Adviser's policies and procedures, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act, if applicable, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching by us or our unitholders on the part of any person concerned, and (2) the potential coinvestment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objectives and strategies.
If the Investment Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our Units invest in us on a "gross" basis and receive distributions on a "net" basis after our expenses. Also, the incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangements. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.
License Agreement, Expenses Incurred and Conflicts of Interest including those Associated with the Valuation Process
We have entered into a royalty-free license agreement with New Mountain Capital under which New Mountain Capital has agreed to grant us a non-exclusive, royalty-free license to use the name "New Mountain". In addition, we reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our board of directors must monitor.
Material, Non‑Public Information
The Investment Adviser's investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our unitholders.
FOIA and Similar Laws
To the extent that the Investment Adviser determines in good faith that, as a result of the Freedom of Information Act ("FOIA"), any U.S. or non‑U.S. governmental public records access law, any state or other jurisdiction's laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, a unitholder or any of its affiliates may be required to disclose information relating to us, our affiliates and/or any entity in which an investment is made (other than certain fund‑level, aggregate performance information as described in the Third A&R LLC Agreement), such disclosure could affect our competitive advantage in finding attractive investment opportunities. The amount of information that is required to be disclosed has increased in recent years, and that trend may continue. To the extent that disclosure of confidential information relating to us or our portfolio investments results from Units being held by public investors, we may be adversely affected. The Investment Adviser may, to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to such unitholder. Without limiting the foregoing, in the event that any party seeks the disclosure of information relating to us, our affiliates, and/or any entity in which an investment is made under FOIA or any such similar law, the Investment Adviser may, in its discretion, initiate legal action and/or otherwise contest such disclosure, which may or may not be successful, and any expenses incurred therewith will be borne by us. Conversely, potential future regulatory changes applicable to investment advisers and/or the accounts they advise could result in New Mountain Capital becoming subject to additional disclosure requirements, the specific nature of which is as yet uncertain.
Limited Access to Information
Unitholders' rights to information regarding us will be specified, and strictly limited, in the Third A&R LLC Agreement. In particular, it is anticipated that the Investment Adviser will obtain certain types of material information from portfolio investments that will not be disclosed to unitholders because such disclosure is prohibited for contractual, legal, or similar obligations outside of the Investment Adviser's control. Decisions by the Investment Adviser to withhold information may have adverse consequences for unitholders in a variety of circumstances. For example, a unitholder that seeks to transfer its Units may have difficulty in determining an appropriate price for such Units. Decisions to withhold information also may make it difficult for unitholders to monitor the Investment Adviser and its performance. Additionally, it is expected that unitholders who designate representatives to participate on the advisory committee may, by virtue of such participation and subject to applicable law, have more information about us and portfolio investments in certain circumstances than other unitholders generally and may be disseminated information in advance of communication to other unitholders generally.
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
Amendments
The Third A&R LLC Agreement may be amended from time to time, including by the Board without the consent of unitholders in circumstances set forth in the Third A&R LLC Agreement.
Capital Calls
Capital calls will be issued by the Investment Adviser from time to time at the discretion of the Investment Adviser, based upon the Investment Adviser's assessment of the needs and opportunities of us. To satisfy such capital calls, the unitholders may be required to maintain a substantial portion of their Capital Commitment in assets that can be readily converted to cash. Except as specifically set forth in the Third A&R LLC Agreement, the unitholders' obligation to satisfy capital calls will be unconditional. The unitholders' obligation to satisfy capital calls will not in any manner be contingent upon our performance or prospects or upon any assessment thereof provided by the Investment Adviser. Capital calls may not provide all of the information a unitholder desires in a particular circumstance, and such information may not be made available and will not be a condition precedent for a unitholder to meet its funding obligation. Notwithstanding the foregoing, the Investment Adviser will not be obligated to call 100% of the unitholders' Capital Commitment during our term. If one or more unitholders are unable to make, their capital calls on any one investment, the capital call of the other unitholders will increase accordingly, possibly materially. The fees, costs and expenses incurred by the unitholders in fulfilling a capital call (whether it is bank fees, wire fees, foreign exchange fees, value‑added tax or other applicable charges imposed on a unitholder) will be borne solely by such unitholder and will be in addition to the amounts required by capital calls (and will not be part of or otherwise reduce their Capital Commitments and/or remaining Capital Commitments, as applicable).
RIC Tax Treatment and Raising Additional Capital
In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our unitholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.

Distributions
We intend to pay quarterly distributions to the unitholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving unitholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to the unitholders could be limited. All distributions are paid at the discretion of the Board and depend on our earnings, financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. The distributions that we pay to our unitholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. We cannot assure unitholders that we will continue to pay distributions to the unitholders in the future.
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
Failure to Raise Substantial Funds
We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC tax treatment. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.
Failure to Make Capital Contributions
If a unitholder fails to pay due installments of its Capital Commitment to us, and the contributions made by non‑defaulting unitholders and borrowings by us are inadequate to cover the defaulted capital contribution, we may be unable to pay our obligations when due. As a result, we may lose opportunities and/or be subjected to significant penalties that could materially adversely affect the returns to the unitholders (including non‑defaulting unitholders). A default by a unitholder may also limit our ability to incur borrowings and our availability of what would otherwise have been available credit. In addition, if a unitholder defaults, non‑defaulting unitholders may be obligated to make capital contributions to us to make up for the amounts not paid by a defaulting unitholder. If a unitholder defaults, it may be subject to various remedies as provided in the Third A&R LLC Agreement, including, without limitation, reductions in its capital account balance, or a forfeiture of its Units.
Preferred Units
We may, but have no current intention to, issue preferred units. However, to the extent that we do issue preferred units in the future, we cannot assure you that the issuance of preferred Units would result in a higher yield or return to the holders of the Units. The issuance of preferred Units would likely cause the net asset value and market value of the Units to become more volatile. If the distribution rate on the preferred Units were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Units would be reduced. If the distribution rate on the preferred Units were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of Units than if we had not issued preferred Units. Any decline in the net asset value of our investments would be borne entirely by the holders of Units. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of Units than if we were not leveraged through the issuance of preferred Units.

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
Removal of the Investment Adviser or Administrator; Cancellation of Investment Period; Early Termination of the Fund
Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 60 days' written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of our internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. The Administrator has the right to resign under the Administration Agreement upon 60 days' written notice, whether a replacement has been found or not. If the Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Therefore, there can be no certainty regarding our ability to consummate investment opportunities thereafter. Similar risks exist if the Investment Period is cancelled earlier than anticipated pursuant to the terms of the Third A&R LLC Agreement. Moreover, it is possible that we may be dissolved and terminated prematurely, and as a result, may not be able to accomplish our objectives and may be required to dispose of our investments at a disadvantageous time or make an in‑kind distribution (resulting in unitholders not having their capital invested and/or deployed in the manner originally contemplated).
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
Fund Expenses
We will pay and bear all fund expenses related to our operations (subject to the Specified Expenses Cap). The amount of these fund expenses will be substantial and will reduce the actual returns realized by the unitholders on their investment in us (and will reduce the amount of capital available to be deployed by us in portfolio investments). As described further in the Third A&R LLC Agreement, fund expenses encompass a broad range of expenses, including, but not limited to, reimbursement of expenses to the Administrator pursuant to the Administration Agreement, origination fees, syndication fees, research costs, due diligence costs, bank service fees, broken deal expenses, fees and expenses related to transfer agents, rating agencies, valuation and appraisal agents, third‑party administrators and deal finders, experts, advisers, consultants, engineers and other professionals and service providers, travel, meal and lodging expenses incurred for investment related purposes, outside legal counsel, accountants, indemnification and contribution expenses, expenses related to Fund‑related compliance obligations (including Form PF and Form ADV, blue sky filings, registration statement filings), AIFMD‑related expenses (including Annex IV reporting), and the cost of operational and accounting software and related expenses, the cost of software used by the Investment Adviser and its affiliates to track and monitor investments (i.e., portfolio management software), and risk, research and market data‑related expenses (including software and hardware). For a full list of Fund Expenses, see Item 1. Business—Payment of Expenses in this Annual Report on Form 10-K.
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
Cybersecurity Breaches, Identity Theft and Other Disasters
We depend heavily upon computer systems to perform necessary business functions. Cybersecurity incidents and cyber‑attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency in the future. The information and technology systems of New Mountain Capital, our portfolio companies and their service providers may be vulnerable to damage or interruption from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to unitholders (and their beneficial owners) and material nonpublic information. Although New Mountain Capital has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such measures may be inadequate and, if compromised, information and technology systems could become inoperable for extended periods of time, cease to function properly, or fail to adequately secure private information. Even with sophisticated prevention and detection systems, breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. New Mountain Capital, us, other New Mountain Capital products and/or their portfolio companies may have to make significant investments to fix or replace information and technology systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of New Mountain Capital, us, a portfolio company, and/or their service providers and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to unitholders (and their beneficial owners) and the intellectual property and trade secrets of New Mountain Capital and/or portfolio companies. Such a failure could harm the reputation of New Mountain Capital, us and/or a portfolio company, require them or us to make a significant investment to remedy the effects of any such failures, subject any such entity and their respective affiliates to legal claims, regulatory penalties, client dissatisfaction or loss and adverse publicity and otherwise affect their business and financial performance. When such issues are present with regard to the issuer of securities in which we invest, our portfolio investment in those securities may lose value.
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
In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. We and our service providers are currently impacted by restrictions enacted by governments and private entities in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.
Cyber-Attacks
Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies' information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking", malicious software coding, social engineering or "phishing" attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.
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
CERTAIN MARKET, REGULATORY AND TAX RISKS
General Economy and Market Conditions
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic and new variants of COVID, such as the Delta and Omicron variants, has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, disruptions, significant reduction in demand of certain goods and services and practical aspects of their operations, as well as labor difficulties and shortages, and commodity inflation, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19, including outbreaks of variants such as the Delta and Omicron variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions and restrictions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Throughout 2020 and into 2021, travelers from the United States were not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. Travel restrictions continue and range from complete bans on U.S. travel to vaccination or testing requirements. These continued travel restrictions may prolong the global economic downturn. In addition, although the U.S. Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines and/or upticks in case numbers could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally in 2020, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic on the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures and restrictions, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.
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
U.S. Capital Markets
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic continues to rapidly evolve and has led to the re-introduction of certain public health restrictions (as described above). Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruptions in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.
Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited, and could continue to limit, our investment originations and/or our ability to grow, and they could have a material negative impact on our operating results and the fair values of our debt and equity investments.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019 and December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through early 2023, unless Congress takes legislative action to further extend or defer it. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
We may issue debt securities or preferred Units, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act, generally, permits BDCs to issue senior securities in amounts such that the BDC's asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. The 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements under the 1940 Act are met. If our asset coverage ratio is not at least 150%, we would be unable to issue senior securities, and if we had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under a credit facility), we would be unable to make distributions to the unitholders. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our Units at a price below net asset value per Unit. If the Units trades at a discount to our net asset value per Unit, this restriction could adversely affect our ability to raise equity capital. We may, however, sell the Units, or warrants, options or rights to acquire the Units, at a price below our net asset value per Unit if the Board and Independent Directors determine that such sale is in our best interests and the best interests of the unitholders, and the unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more Units, or if we issue senior securities convertible into, or exchangeable for, the Units, the percentage ownership of the unitholders may decline and you may experience dilution.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our borrowings, in order to obtain funds which may be made available for investments.
The BMO Subscription Line permits us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250.0 million or 80.0% of our remaining unfunded Capital Commitments.
The BMO Subscription Line had $92.0 million in debt outstanding as of December 31, 2021. All outstanding borrowings are due on BMO's demand within 15 days or on the date 6 months after each advance date, which varies throughout the period. The Wells Credit Facility matures on August 30, 2024 and permits borrowings of $600.0 million as of December 31, 2021. The Wells Credit Facility had $473.1 million in debt outstanding as of December 31, 2021.
If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
Fluctuations in our Annual and Quarterly Results
We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including the ability or inability of us to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
Sarbanes‑Oxley Act
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, we have been publicly reporting for at least 12 months and we have filed at least one annual report on Form 10-K) or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our Units and one is not expected to develop.
Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that meets the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
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
"Emerging Growth Company" Under the JOBS Act
We are and will remain an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of any exchange listing, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer (which means the market value of our Units that are held by non‑affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, we have annual investment income of at least $100 million, we have been publicly reporting for at least 12 months and we have filed at least one annual report on Form 10-K), and (b) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. There is currently no public market for our Units and one is not expected to develop. For so long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions. If some investors find our Units less attractive as a result, there may be a less active trading market for the Units and the Unit price may be more volatile.
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
OFAC and FCPA Considerations
Economic sanction laws in the United States and other jurisdictions may prohibit New Mountain Capital, New Mountain Capital's professionals and us from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may significantly restrict our investment activities in certain emerging market countries.
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
U.S. and Worldwide Economic, Political, Regulatory and Financial Market Conditions.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the "UK") ended its membership in the European Union ("Brexit"). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK's departure from the European Union was followed by a transition period (the "Transition Period"), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the "Trade Agreement"). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK's sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
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
There continues to be significant discussion regarding enhancing governmental scrutiny and/or increasing the regulation of the financial industry. On July 21, 2010, then‑President Obama signed into law the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the "Dodd‑Frank Act"). A key feature of the Dodd‑Frank Act is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd‑Frank Act defines a "nonbank financial company" as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the "FSOC"), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if it determines that such company is systemically important, in that it poses a risk to the U.S. financial system. The Dodd‑Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly‑leveraged funds, although no such funds have been designated as systemically important by the FSOC to date.
The Dodd‑Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with private investment funds and other provisions that have affected the private investment fund industry, either directly or indirectly. Included in the Dodd‑Frank Act is the so‑called "Volcker Rule," which contains restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank‑related entity and/or have a connection to the U.S. in that regard from making and holding certain interests in private investment funds.
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
As a registered investment adviser under the Advisers Act, the Investment Adviser is required to comply with a variety of periodic reporting and compliance‑related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Adviser and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the Investment Adviser is required to comply with a variety of regulatory reporting and compliance‑related obligations under applicable federal, state and foreign securities laws (including, without limitation, reports or notices in connection with the Directive (as defined below) and/or CFTC as well as other international jurisdiction‑specific obligations). In light of the heightened regulatory environment in which we and the Investment Adviser operate and the ever‑increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time‑consuming for us, the Investment Adviser and its affiliates to comply with such regulatory reporting and compliance‑related obligations. Additionally, we may in the future engage additional third‑party service providers to perform some or a significant portion of the reporting and compliance‑related matters and functions under our supervision (including draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses. Any further increases in the regulations applicable to private investment funds generally or us and/or the Investment Adviser in particular may result in increased expenses associated with our activities and additional resources of the Investment Adviser being devoted to such regulatory reporting and compliance‑related obligations, which may reduce overall returns for the unitholders and/or have an adverse effect on the ability of us to effectively achieve our investment objective.
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

Alternative Investment Fund Managers Directive
The European Union Alternative Investment Fund Managers Directive (the "Directive") as transposed into national law within the member states of the European Economic Area ("EEA"), imposes requirements on non‑EEA alternative investment fund managers ("AIFMs") who intend to market alternative investment funds ("AIFs") to investors within the EEA.
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
In the future, the Investment Adviser may be compelled to seek, or it may determine that it should seek, authorization as an AIFM in an EEA member state (should that option become available) or under a similar regime elsewhere. This would entail compliance with all requirements of the AIFMD (or with similar requirements of a similar regime). Alternatively, it might be determined in the future that we should be managed by an associate of the Investment Adviser that is an authorized AIFM and has its registered office in an EEA member state. In either circumstance, the AIFM would become subject to additional requirements, such as rules relating to remuneration, minimum regulatory capital requirements, restrictions on the use of leverage, requirements in relation to liquidity, risk management, valuation of assets, etc. Such requirements could adversely affect us, among other things by increasing the regulatory burden and costs of operating and managing us and our investments. Any required changes to compensation structures and practices could make it harder for the AIFM and its associates to recruit and retain key personnel.
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
The offer of interests in us, insofar as such interests can be offered to investors domiciled or established in a member state of the EEA (as described above) is restricted to professional investors. A professional investor is an investor that is considered to be a "professional client", or who may, on request, be treated as a "professional client" within the meaning of Annex II to the MiFID II. Notwithstanding that all marketing activity of the Investment Adviser toward investors domiciled or established in the EEA shall be directed at investors who qualify as professional clients, such investors are not a "client" of the Investment Adviser. The Investment Adviser is not advising or making a recommendation to investors or prospective investors with respect to an investment in us and the Investment Adviser will not be responsible for providing protections that would otherwise be provided in an advisory‑client relationship.

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
LIBOR
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Prior to December 31, 2021, we typically used LIBOR as a reference rate in floating-rate loans extended to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR, including with respect to loans that mature after LIBOR is no longer available. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.
Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates ("IBORs"). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee ("ARRC"), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.
On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement benchmark rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, to still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.
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
•The annual distribution requirement will be satisfied if we distribute dividends to the unitholders during the taxable year equal to at least 90.0% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90.0% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to the unitholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to the unitholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. corporate‑level federal income tax (and any applicable state and local taxes).
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
•The asset diversification requirement will be satisfied if, at the end of each quarter of each taxable year, we diversify our holdings so that (a) at least 50.0% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5.0% of our total assets, and to not more than 10.0% of the outstanding voting securities of such issuer, and (b) not more than 25.0% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers that we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships. Failure to meet these requirements may result in us having to dispose of certain investments quickly to prevent losing our RIC tax treatment. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
Possible Legislative or Other Developments
All statements contained in this Annual Report on Form 10-K concerning the U.S. federal income tax consequences of any investment in us are based upon current law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated U.S. federal income tax treatment of an investment in us will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the unitholders. Additionally, tax authorities in jurisdictions where we maintain investments may materially change their tax laws so as to materially increase the tax burden associated with an investment in us or to force or attempt to force increased disclosure from or about us and/or our unitholders as to the identity of all persons having a direct or indirect interest in us. Such additional disclosure may take the form of additional filing requirements on unitholders.
We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our unitholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences.
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
Contingent Liabilities
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
Legal, Regulatory and Policy Changes
As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party and retained control of the House of Representatives. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 1633 Broadway, 48th Floor, New York, New York 10019, where we occupy our office space pursuant to our Administration Agreement with the Administrator. The office space is shared with our Investment Adviser, our Administrator and New Mountain Capital. We believe that our current office facilities are suitable and adequate for our business as currently conducted.
Item 3.    Legal Proceedings
Neither we nor the Investment Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or the Investment Adviser as of December 31, 2021. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our Portfolio Companies.

While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Units, Related Unitholder Matters and Issuer Purchase of Common Units
Market Information
Our outstanding Units have been and will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder. See "—Unregistered Sales of Equity Securities" in this Annual Report on Form 10-K for more information. There is currently no public market for the Units, and we do not expect one to develop.
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
Unitholders
As of March 9, 2022, there were 94 holders of record of our Units.
Valuation of Portfolio Securities
Please see Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions of our net investment income and cumulative net realized capital gains (if any) on a quarterly basis, as determined by the Board in its discretion.
Reinvestment and Recycling of Capital
Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any borrowings or other financings or similar obligations, proceeds realized by us from the sale or repayment of any investment (as opposed to investment income) during the Investment Period may be retained and be used by us for purposes of making investments or paying management fees, incentive fees, or our expenses. Any amounts so reinvested will not reduce an investor's unused capital commitment.
Reports to Unitholders
We plan to furnish or make available to our unitholders an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we intend to comply with the periodic reporting requirements of the Exchange Act.

Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019.

Unit Issue Date	Units Issued	Aggregate Offering Price
		(in millions)
December 31, 2021
February 26, 2021	5,250,000	$52.5
March 11, 2021	105,000	1.1
June 9, 2021	2,500,500	25.0
July 26, 2021	3,810,600	38.1
August 26, 2021	5,288,982	52.9
October 25, 2021	26,609,376	266.1
December 15, 2021	22,981,306	229.8
	66,545,764	$665.5

December 31, 2020
March 27, 2020	500,000	$5.0
May 5, 2020	6,571,964	65.7
December 22, 2020	5,663,566	56.7
	12,735,530	$127.4

December 31, 2019
July 5, 2019	100	$0.0
August 2, 2019	4,933,964	49.3
September 5, 2019	4,933,964	49.3
December 24, 2019	2,776,000	27.8
	12,644,028	$126.4
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
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Guardian III BDC, L.L.C., including its wholly-owned direct subsidiaries (collectively, "we", "us", "our", "GIII" or the "Company").
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors, contained in this Annual Report of Form 10-K.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in this Annual Report of Form 10-K.
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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended

(the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. We accepted and drew down on Capital Commitments from investors throughout the Closing Period. At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.15 billion. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and will continue until the four-year anniversary of such date (the "Investment Period"). Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV's credit facility. We established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which serves as a tax blocker corporation by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company; we consolidate our tax blocker corporation for accounting purposes but the tax blocker corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of our ownership of the portfolio company.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2021, our top five industry concentrations were software, business services, healthcare services, healthcare information technology and consumer services.
As of December 31, 2021, our members' capital was approximately $914.3 million and our portfolio had a fair value of approximately $1,725.2 million in 90 portfolio companies.
Recent Developments
On February 9, 2022, our Board appointed Joseph W. Hartswell as the Chief Compliance Officer and Corporate Secretary, effective March 4, 2022. In connection with the foregoing, Karrie J. Jerry submitted her resignation as an officer, effective March 4, 2022.
On February 10, 2022, our Board appointed Laura C. Holson as the Chief Operating Officer, effective February 15, 2022. As a result of Ms. Holson's promotion to Chief Operating Officer, John R. Kline relinquished the Chief Operating Officer title, effective February 15, 2022. Mr. Kline will continue to serve as the President, Chairman of the Board and co-head of the credit business overall at New Mountain Capital.
On February 16, 2022, our Board approved a new investment advisory and management agreement (the "Investment Management Agreement") between us and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of our outstanding voting securities approved the Investment Management Agreement via written consent. We will file an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting the unitholders' approval of the Investment Management Agreement. The Investment Management Agreement will be executed and become effective 20 calendar days after the Information Statement is sent to unitholders.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the U.S., have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the U.S. and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of variants such as the Delta and Omicron variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the U.S. are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the U.S. and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.
Basis of Accounting
We consolidate our wholly-owned direct subsidiaries GIII SPV and GIII OEC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2021.
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
Company Performance, Financial Review, and Analysis:   Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post-investment, we analyze each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting our revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to our capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.
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
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the

EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2021.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2021 and December 31, 2020, we recognized PIK interest from investments of approximately $1.6 million and $0.4 million, respectively, and PIK dividends from investments of approximately $2.3 million and $0.0 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2021 and December 31, 2020, no investments were on non-accrual status.
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2021:

(in millions)	As of December 31, 2021
Investment Rating	Cost	Percent	Fair Value	Percent
Investment Rating 1	$91.2	5.3%	$91.9	5.3%
Investment Rating 2	1,635.4	94.7%	1,633.3	94.7%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	—	—%	—	—%
	$1,726.6	100.0%	$1,725.2	100.0%
As of December 31, 2021, all investments in our portfolio had an Investment Rating of 1 or 2.
In response to the continuing impact of the COVID-19 pandemic and its impact on the overall market environment and the health of our portfolio companies, we performed a company-by-company evaluation of the anticipated impact of the COVID-19 pandemic. The evaluation process consisted of dialogue with sponsors and portfolio companies to understand the impact of the COVID-19 pandemic on each portfolio company, the portfolio company’s response to any disruption, the level of sponsor support, and the current and projected financial and liquidity position of the portfolio company. Based on this evaluation, we assigned each portfolio company a "Risk Rating" of red, orange, yellow and green, with red reflecting a portfolio company with the potential for the most severe impact due to the COVID-19 pandemic and green reflecting the least. We will continue to monitor our portfolio companies and provide support to their management teams where possible. The following table shows the Risk Ratings of our portfolio companies as of December 31, 2021:

(in millions)	As of December 31, 2021
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	6.6	0.4%	6.2	0.4%
Yellow	22.4	1.3%	19.6	1.1%
Green	1,697.6	98.3%	1,699.4	98.5%
	$1,726.6	100.0%	$1,725.2	100.0%
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by the board of directors, was approximately $1,725.2 million in 90 portfolio companies at December 31, 2021 and approximately $432.7 million in 33 portfolio companies at December 31, 2020.
The following table shows our portfolio and investment activity for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
(in millions)	2021	2020
New investments in 83 and 20 portfolio companies, respectively	$1,454.9	$181.2
Debt repayments in existing portfolio companies	(170.7)	(24.0)
Sales of securities in 0 and 1 portfolio companies, respectively	—	(12.2)
Change in unrealized appreciation on 25 and 24 portfolio companies, respectively	3.4	3.9
Change in unrealized depreciation on 71 and 8 portfolio companies, respectively	(6.9)	(2.4)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report of Form 10-K for details on recent accounting standards updates.

Results of Operations for the Years Ended December 31, 2021 and December 31, 2020
Results of Operations for the fiscal year ended December 31, 2019 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K filed on March 9, 2021, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2021	2020
Interest income	$54,873	$28,717
Dividend income	2,293	—
Fee income	14,888	1,953
Total investment income	$72,054	$30,670
Our total investment income increased by approximately $41.4 million, or 135%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. For the year ended December 31, 2021, total investment income of approximately $72.1 million consisted of approximately $51.0 million in cash interest from investments, approximately $1.6 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.3 million, approximately $2.3 million in PIK dividends from investments and approximately $14.9 million in fee income. The increase in interest income of approximately $26.2 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily attributable to larger invested balances, driven by proceeds from drawdowns on Capital Commitments, higher drawn balances on our revolving credit facility and the issuance of our 2021A Unsecured Notes (as defined below). Our dividend income for the year ended December 31, 2021 was due to our new investments in preferred securities. Fee income during the year ended December 31, 2021, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, commitment, assignment and amendment fees received from 72 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2021	2020
Management fee	$6,980	$3,480
Less: management fee waiver	(965)	(914)
Net management fee	6,015	2,566
Incentive fee	7,731	2,851
Interest and other financing expenses	10,911	7,100
Administrative expenses	1,735	951
Professional fees	912	592
Organizational and offering expenses	647	277
Other general and administrative expenses	198	176
Net expenses before income taxes	28,149	14,513
Income tax expense	92	—
Net expenses after income taxes	$28,241	$14,513
Our total net operating expenses increased by approximately $13.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Our management fee increased by approximately $3.4 million, net of a management fee waiver, and our incentive fee increased by approximately $4.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in management and incentive fees was attributable to larger managed and invested capital balances, as well as the expiration of the management fee waiver on June 30, 2020.
Interest and other financing expenses increased by approximately $3.8 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to higher drawn balances on our Wells Credit Facility (as defined below) and the issuance of our 2021A Unsecured Notes (as defined below). Organization and offering expenses increased by approximately $0.4 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to our entrance into Subscription Agreements with several investors in February, May, July, August and October of 2021. Administrative expenses increased by approximately $0.8 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to higher fees charged for administrative services performed over our larger managed and invested balance. Our total professional fees and other general and administrative expenses increased by approximately $0.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to increased costs as we continued to deploy capital contributions.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2021	2020
Net realized losses on investments	$—	$(362)
Net change in unrealized (depreciation) appreciation of investments	(3,508)	1,545
Net realized and unrealized (losses) gains	$(3,508)	$1,183
Our net unrealized depreciation resulted in a net loss of approximately $3.5 million for the year ended December 31, 2021 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $1.2 million for the year ended December 31, 2020. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2021 was primarily driven by the overall decrease in market prices of our investments, as well as accelerated amortization recognized due to the early repayment of 18 of our investments during the period. The net gain for the year ended December 31, 2020 was primarily driven by the overall increase in market prices of our investments during the period, which was partially offset by the unrealized loss on one investment during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As permitted by the Small Business Credit Availability Act (the "SBCA") upon organization, the Investment Adviser, as the initial Unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the SBCA, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2021, our asset coverage ratio was 223.5%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period which ended on October 15, 2021. On December 31, 2021 and December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2021	December 31, 2020
Capital Commitments	$1,149.1	$423.0
Unfunded Capital Commitments	229.8	169.2
% of Capital Commitments funded	80.00%	60.00%
At December 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $24.1 million and $8.8 million, respectively. Our cash used in operating activities for the years ended December 31, 2021 and December 31, 2020, was approximately $1,171.9 million and $162.4 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2021 and December 31, 2020, we had outstanding commitments to third parties to fund investments totaling

$360.2 million and $20.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2021 and December 31, 2020, we had commitment letters to purchase investments in the aggregate par amount of $45.9 million and $22.4 million, respectively, which could require funding in the future. As of December 31, 2021 and December 31, 2020, we had not entered into any bridge financing commitments which could require funding in the future.
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
As of December 31, 2021 and December 31, 2020, the outstanding balance on the BMO Subscription Line was $92.0 million and $83.5 million, respectively, and we were in compliance with the applicable covenants in the BMO Subscription Line on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the BMO Subscription Line for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, and most recently on October 28, 2021, the "Wells Credit Facility") as the Borrower, us as Collateral Manager and Equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the Administrative Agent and the Collateral Custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on July 15, 2025 and, has a maximum facility amount of $600.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on October 28, 2021, the Wells Credit Facility bears interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Third Amendment to the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans and LIBOR plus 2.25% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amendment to the Loan and Security Agreement). A portion of this fee was waived for the nine months following the Third Amendment date, October 28, 2021.
As of December 31, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $473.1 million and $99.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Wells Credit Facility for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
Unsecured Notes—On August 4, 2021, we entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4,

2021, we issued to the Purchasers, in a private placement, $125.0 million in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and on December 21, 2021, at a second closing, we issued $50.0 million in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the Tranche A Notes, the "2021A Unsecured Notes"). All fees associated with the origination of the 2021A Unsecured Notes are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the 2021A Unsecured Notes. On August 4, 2021, in connection with the Note Purchase Agreement, we amended the BMO Subscription Line, pursuant to which (i) the aggregate amount of outstanding indebtedness that we are not permitted to exceed increased from 70% to 80% of our aggregate unfunded capital commitments and, for purposes of the foregoing, outstanding obligations under the 2021A Unsecured Notes shall not be included in our outstanding indebtedness and (ii) our obligations under the 2021A Unsecured Notes were included as an exception to the prohibition on third party indebtedness.
The 2021A Tranche A Notes and the 2021A Tranche B Notes bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Notes or we cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
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
The Note Purchase Agreement also contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company under the 1940 Act, and a regulated investment company under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes by us or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of ours or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Note Purchase Agreement includes certain additional covenants and terms, including, without limitation, a requirement that we will not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by us to comply with the 1940 Act.
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
As of December 31, 2021, the outstanding balance on the 2021A Unsecured Notes was $175.0 million, and we were in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the 2021A Unsecured Notes for the year ended December 31, 2021.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2021 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$92.0	$92.0	$—	$—	$—
Wells Credit Facility (2)	473.1	—	—	473.1	—
2021A Unsecured Notes (3)	175.0	—	—	175.0	—
Total Contractual Obligations	$740.1	$92.0	$—	$648.1	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($92.0 million as of December 31, 2021) are due on BMO's demand within 15 days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
(2)Under the terms of the $600.0 million Wells Credit Facility, all outstanding borrowings under that facility ($473.1 million as of December 31, 2021) must be repaid on or before July 15, 2025. As of December 31, 2021, there was approximately $126.9 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
(3)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
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
Distributions and Dividends
Distributions declared to unitholders for the years ended December 31, 2021 and December 31, 2020 were approximately $44.3 million and $16.7 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2021 and December 31, 2020, total distributions declared were $44.3 million and $16.7 million, respectively, of which the distributions were both comprised of approximately 98.59% and 100.00%, respectively, of ordinary income, 1.41% and 0.00%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2021, approximately $0.8 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2021, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain Capital".
In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations and inflation. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of December 31, 2021, 95.5% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and 4.5% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2021. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2021. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2021, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2021. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.50%
Base Interest Rate	—%
+100 Basis Points	1.52%
+200 Basis Points	12.00%
+300 Basis Points	22.47%

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	76
Consolidated Statements of Assets, Liabilities and Members' Capital as of December 31, 2021 and December 31, 2020	77
Consolidated Statements of Operations for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	78
Consolidated Statements of Changes in Members' Capital for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	79
Consolidated Statements of Cash Flows for years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	80
Consolidated Schedule of Investments as of December 31, 2021	81
Consolidated Schedule of Investments as of December 31, 2020	95
Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets, liabilities and members' capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in members' capital, cash flows, and financial highlights for the years ended December 31, 2021 and 2020 and the period from May 22, 2019 (inception) to December 31, 2019, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in members' capital, cash flows, and the financial highlights for the years ended December 31, 2021 and 2020 and the period from May 22, 2019 (inception) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
March 9, 2022
We have served as the Company’s auditor since 2019.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)

	December 31, 2021	December 31, 2020
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,726,611 and $430,636, respectively)	$1,725,182	$432,715
Cash and cash equivalents	24,121	8,766
Interest and dividend receivable	7,707	1,539
Other assets	787	51
Total assets	$1,757,797	$443,071
Liabilities
Borrowings
Wells Credit Facility	$473,100	$99,600
2021A Unsecured Notes	175,000	—
BMO Subscription Line	92,000	83,451
Deferred financing costs (net of accumulated amortization of $1,477 and $617, respectively)	(5,679)	(1,565)
Net borrowings	734,421	181,486
Payable for unsettled securities purchased	79,176	—
Distribution payable	19,477	4,902
Incentive fee payable	3,327	779
Interest payable	2,876	507
Management fee payable	2,370	969
Payable to affiliate	310	154
Other liabilities	1,561	499
Total liabilities	843,518	189,296
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 91,925,222 and 25,379,458 units issued and outstanding, respectively	915,583	252,484
Accumulated (overdistributed) undistributed earnings	(1,304)	1,291
Total members' capital	$914,279	$253,775
Total liabilities and members' capital	$1,757,797	$443,071
Members' capital per unit	$9.95	$10.00

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)

	Year Ended December 31,
	2021	2020	2019(1)
Investment income
Interest income	$54,873	$28,717	$6,804
Dividend income	2,293	—	—
Fee income	14,888	1,953	1,970
Total investment income	72,054	30,670	8,774
Expenses
Interest and other financing expenses	10,911	7,100	2,378
Incentive fee	7,731	2,851	477
Management fee	6,980	3,480	1,207
Administrative expenses	1,735	951	647
Professional fees	912	592	334
Organizational and offering expenses	647	277	1,045
Other general and administrative expenses	198	176	61
Total expenses	29,114	15,427	6,149
Less: management fees waived (See Note 5)	(965)	(914)	(796)
Net expenses	28,149	14,513	5,353
Net investment income before income taxes	43,905	16,157	3,421
Income tax expense	92	—	—
Net investment income	43,813	16,157	3,421

Net realized losses on investments	—	(362)	—
Net change in unrealized (depreciation) appreciation of investments	(3,508)	1,545	534
Net realized and unrealized (losses) gains	(3,508)	1,183	534
Net increase in members' capital resulting from operations	$40,305	$17,340	$3,955
Earnings per unit (basic & diluted)	$0.99	$0.99	$0.65
Weighted average common units outstanding - basic & diluted (See Note 11)	40,862,822	17,508,625	6,046,370

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)

	Year Ended December 31,
	2021	2020	2019(1)
Increase (decrease) in members' capital resulting from operations
Net investment income	$43,813	$16,157	$3,421
Net realized losses on investments	—	(362)	—
Net change in unrealized (depreciation) appreciation of investments	(3,508)	1,545	534
Net increase in members' capital resulting from operations	40,305	17,340	3,955
Capital transactions
Contributions	665,458	127,356	126,440
Cancellation of units	—	—	(1)
Placement fees	(966)	(45)	(90)
Distributions declared to unitholders from net investment income	(44,293)	(16,738)	(4,442)
Total net increase in members' capital resulting from capital transactions	620,199	110,573	121,907
Net increase in members' capital	660,504	127,913	125,862
Members' capital at the beginning of the period	253,775	125,862	—
Members' capital at the end of the period	$914,279	$253,775	$125,862

Capital unit activity
Units issued	66,545,764	12,735,530	12,644,028
Units canceled	—	—	(100)
Net increase in units outstanding	66,545,764	12,735,530	12,643,928

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019(1)
Cash flows from operating activities
Net increase in members' capital resulting from operations	$40,305	$17,340	$3,955
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized losses on investments	—	362	—
Net change in unrealized depreciation (appreciation) of investments	3,508	(1,545)	(534)
Amortization of purchase discount	(2,288)	(1,040)	(121)
Amortization of deferred financing costs	860	475	142
Amortization of deferred offering costs	—	108	76
Non-cash investment income	(5,165)	(436)	(168)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(1,453,775)	(180,806)	(283,935)
Proceeds from sales and paydowns of investments	170,697	36,226	304
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	798	95	46
Cash paid for purchase of drawn portion of revolving credit facilities	(1,881)	(467)	—
Cash paid on drawn revolvers	(11,434)	(6,326)	—
Cash repayments on drawn revolvers	7,073	5,630	—
Interest and dividend receivable	(6,168)	25	(1,564)
Other assets	(736)	36	(87)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	79,176	(32,518)	32,518
Interest payable	2,369	(584)	1,091
Incentive fee payable	2,548	302	477
Management fee payable	1,401	668	301
Payable to affiliates	156	(146)	300
Other liabilities	661	184	315
Net cash flows used in operating activities	(1,171,895)	(162,417)	(246,884)
Cash flows from financing activities
Distributions	(29,718)	(16,278)	—
Net proceeds from issuance of common units	665,458	127,356	126,440
Cancellation of common units	—	—	(1)
Proceeds from BMO Subscription Line	392,000	154,424	177,727
Repayment of BMO Subscription Line	(383,451)	(222,700)	(26,000)
Proceeds from Wells Credit Facility	441,500	60,000	39,600
Repayment of Wells Credit Facility	(68,000)	—	—
Proceeds from 2021A Unsecured Notes	175,000	—	—
Placement fees paid	(700)	(45)	(90)
Deferred offering costs paid	—	—	(184)
Deferred financing costs paid	(4,839)	(985)	(1,197)
Net cash flows provided by financing activities	1,187,250	101,772	316,295
Net increase (decrease) in cash and cash equivalents	15,355	(60,645)	69,411
Cash and cash equivalents at the beginning of the period	8,766	69,411	—
Cash and cash equivalents at the end of the period	$24,121	$8,766	$69,411

Supplemental disclosure of cash flow information
Cash interest paid	$7,169	$6,291	$1,129
Non-cash financing activities:
Distributions declared and payable	$19,477	$4,902	$4,442
Accrual for placement fees	266	—	—
Accrual for deferred financing costs	135	—	983

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (2)	7.00% (L + 6.00%/Q)	12/30/2021	7/3/2025	$42,500	$42,288	$42,288
	First lien	7.00% (L + 6.00%/Q)	8/26/2019	7/3/2025	13,515	13,439	13,448
					56,015	55,727	55,736	6.10%
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)	6.75% (L + 6.00%/Q)	12/20/2021	12/20/2028	46,682	46,217	46,215	5.06%
GS Acquisitionco, Inc.
Software	First lien (2)(4)	6.75% (L + 5.75%/S)	2/6/2020	5/22/2026	44,621	44,435	44,621
	First lien (4)(5) - Drawn	6.75% (L + 5.75%/Q)	2/6/2020	5/22/2026	1,122	1,119	1,122
					45,743	45,554	45,743	5.00%
Diamondback Acquisition, Inc.
Software	First lien (2)(4)	6.25% (L + 5.50%/M)	9/13/2021	9/13/2028	43,059	42,644	42,629	4.66%
Notorious Topco, LLC
Consumer Products	First lien (2)(4)	7.50% (L + 6.50%/Q)	11/23/2021	11/23/2027	41,680	41,373	41,368
	First lien (4)(5) - Drawn	7.50% (L + 6.50%/Q)	11/23/2021	5/24/2027	602	598	598
					42,282	41,971	41,966	4.59%
KWOR Acquisition, Inc.
Business Services	First lien (2)	6.00% (L + 5.25%/M)	12/22/2021	12/22/2028	40,700	40,394	40,394
	First lien (5) - Drawn	7.50% (P + 4.25%/Q)	12/22/2021	12/22/2027	565	561	561
					41,265	40,955	40,955	4.48%
IG Investments Holdings, LLC
Business Services	First lien (2)(4)	6.75% (L + 6.00%/Q)	9/22/2021	9/22/2028	39,738	39,354	39,341
	First lien (4)(5) - Drawn	6.75% (L + 6.00%/M)	9/22/2021	9/22/2027	1,551	1,537	1,536
					41,289	40,891	40,877	4.47%
CCBlue Bidco, Inc.
Healthcare Services	First lien (2)	7.00% (L + 3.50% + 2.75% PIK/Q)*	12/20/2021	12/21/2028	40,259	39,859	39,857	4.36%
Al Altius US Bidco, Inc.
Software	First lien (2)	6.25% (L + 5.50%/S)	12/20/2021	12/21/2028	38,500	38,116	38,115	4.17%
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(4)	6.25% (L + 5.25%/Q)	12/30/2020	9/18/2023	19,800	19,800	19,800
	First lien (2)(4)	6.25% (L + 5.25%/Q)	8/15/2019	9/18/2023	12,076	11,912	12,076
	First lien (2)(4)	6.25% (L + 5.25%/Q)	6/15/2021	9/18/2023	3,773	3,773	3,773
					35,649	35,485	35,649	3.90%
Galway Borrower LLC
Insurance Services	First lien (2)(4)	6.00% (L + 5.25%/Q)	9/30/2021	9/29/2028	32,785	32,467	32,457
	First lien (4)	6.00% (L + 5.25%/Q)	9/30/2021	9/29/2028	2,261	2,254	2,238
					35,046	34,721	34,695	3.80%
Stamps.com Inc.
Software	First lien (2)(4)	6.50% (L + 5.75%/Q)	10/5/2021	10/5/2028	19,926	19,732	19,726
	First lien (2)	6.50% (L + 5.75%/Q)	12/13/2021	10/5/2028	14,439	14,295	14,294
					34,365	34,027	34,020	3.72%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DECA Dental Holdings LLC
Healthcare Services	First lien (2)(4)	6.50% (L + 5.75%/Q)	8/26/2021	8/28/2028	$28,956	$28,679	$28,667
	First lien (4)(5) - Drawn	6.50% (L + 5.75%/Q)	8/26/2021	8/28/2028	3,048	3,019	3,018
					32,004	31,698	31,685	3.47%
Eisner Advisory Group LLC
Financial Services	First lien (2)	6.00% (L + 5.25%/Q)	8/16/2021	7/28/2028	28,548	28,411	28,619
	First lien	6.00% (L + 5.25%/Q)	8/16/2021	7/28/2028	2,855	2,841	2,862
					31,403	31,252	31,481	3.44%
Sun Acquirer Corp.
Consumer Services	First lien (2)(4)	6.50% (L + 5.75%/Q)	12/30/2021	9/8/2028	25,000	24,750	24,750
	First lien (2)(4)	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	4,025	3,991	3,985
	First lien (4)(5) - Drawn	6.50% (L + 5.75%/Q)	9/8/2021	9/8/2028	1,585	1,570	1,569
					30,610	30,311	30,304	3.31%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(4)	6.50% (L + 5.50%/A)	12/1/2021	4/27/2027	18,209	18,119	18,119
	First lien (2)(4)	6.50% (L + 5.50%/A)	4/28/2021	4/27/2027	10,448	10,401	10,395
	First lien (2)(4)	6.50% (L + 5.50%/A)	10/14/2021	4/27/2027	1,606	1,598	1,598
					30,263	30,118	30,112	3.29%
Icebox Holdco III, Inc.
Distribution & Logistics	Second lien (2)	7.25% (L + 6.75%/Q)	12/15/2021	12/21/2029	30,000	29,850	29,850	3.26%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)	6.25% (L + 5.50%/Q)	12/22/2021	12/22/2027	20,388	20,185	20,184
	Subordinated	11.50% PIK/Q*	12/22/2021	12/22/2031	9,533	9,390	9,390
					29,921	29,575	29,574	3.23%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (2)	6.50% (L + 5.75%/Q)	12/27/2021	11/24/2028	29,913	29,539	29,539	3.23%
Associations, Inc.
Consumer Services	First lien (2)(4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	15,098	15,028	15,023
	First lien (4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,295	4,275	4,273
	First lien (4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,295	4,275	4,273
	First lien (4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,594	2,582	2,581
	First lien (4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,064	2,054	2,053
					28,346	28,214	28,203	3.08%
CFS Management, LLC
Healthcare Services	First lien (2)(4)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	22,431	22,326	22,431
	First lien (4)(5) - Drawn	6.50% (L + 5.50%/Q)	9/1/2021	7/1/2024	2,721	2,708	2,721
	First lien (4)	6.50% (L + 5.50%/S)	8/6/2019	7/1/2024	2,186	2,180	2,186
					27,338	27,214	27,338	2.99%
OEC Holdco, LLC (12)
OEConnection LLC
Business Services	Second lien (2)	7.50% (L + 7.00%/M)	12/17/2021	9/25/2027	19,234	19,043	19,042
	Second lien (2)	7.50% (L + 7.00%/M)	9/25/2019	9/25/2027	7,677	7,616	7,600
					26,911	26,659	26,642	2.91%
Idera, Inc.
Software	Second lien	7.50% (L + 6.75%/S)	3/8/2021	3/2/2029	26,250	26,302	26,381	2.89%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Vehlo Purchaser, LLC
Software	First lien (4)	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	$19,539	$19,354	$19,343
	First lien (4)(5) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	5,667	5,613	5,610
	First lien (4)(5) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	840	833	831
					26,046	25,800	25,784	2.82%
Energize Holdco LLC
Business Services	Second lien (2)	7.25% (L + 6.75%/Q)	11/19/2021	12/7/2029	24,900	24,776	24,775	2.71%
Businessolver.com, Inc.
Software	First lien (2)	6.50% (L + 5.75%/S)	12/1/2021	12/1/2027	24,595	24,473	24,472	2.68%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	17,878	17,700	17,700
	First lien (5) - Drawn	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	4,457	4,413	4,413
					22,335	22,113	22,113	2.42%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)	7.75% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	22,332	22,117	22,109	2.42%
MED Parentco, LP
Healthcare Services	Second lien (2)	8.35% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,870	22,028	2.41%
Bluefin Holding, LLC
Software	Second lien (2)(4)	7.93% (L + 7.75%/Q)	9/6/2019	9/3/2027	22,000	22,000	22,000	2.41%
Bullhorn, Inc.
Software	First lien (2)(4)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	19,042	18,938	19,042
	First lien (2)(4)	6.75% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,216	1,213	1,216
	First lien (4)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	881	876	881
	First lien (4)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	395	393	395
	First lien (4)	6.75% (L + 5.75%/Q)	9/24/2019	9/30/2026	315	313	315
					21,849	21,733	21,849	2.39%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (2)(4)	6.75% (L + 5.75%/Q)	3/30/2021	8/4/2025	8,458	8,422	8,416
	First lien (2)(4)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	7,449	7,379	7,523
	First lien (2)(4)	6.75% (L + 5.75%/Q)	3/4/2021	8/4/2025	4,717	4,697	4,693
	First lien (4)	7.25% (L + 6.25%/Q)	8/4/2020	8/4/2025	393	389	397
					21,017	20,887	21,029	2.30%
Fortis Solutions Group, LLC
Packaging	First lien (2)(4)	6.25% (L + 5.50%/Q)	10/15/2021	10/13/2028	21,083	20,877	20,871	2.28%
Wealth Enhancement Group, LLC**
Financial Services	First lien (4)(5) - Drawn	6.75% (L + 5.75%/Q)	8/13/2021	10/4/2027	19,382	19,336	19,382
	First lien (4)(5) - Drawn	6.75% (L + 5.75%/Q)	8/13/2021	10/4/2027	876	875	876
					20,258	20,211	20,258	2.22%
Foundational Education Group, Inc.
Education	Second lien	7.00% (L + 6.50%/S)	8/19/2021	8/31/2029	19,706	19,628	19,706	2.15%
RealPage, Inc.
Business Services	Second lien	7.25% (L + 6.50%/M)	2/18/2021	4/23/2029	19,250	19,115	19,635	2.15%
KAMC Holdings, Inc
Business Services	Second lien (2)(4)	8.16% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,368	19,622	2.15%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)(4)	6.25% (L + 5.50%/Q)	9/21/2021	9/27/2027	$19,465	$19,277	$19,270
	First lien (4)(5) - Drawn	6.25% (L + 5.50%/M)	9/21/2021	9/27/2027	269	267	266
					19,734	19,544	19,536	2.14%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien	7.50% (L + 6.75%/Q)	5/11/2021	11/19/2027	18,882	18,882	18,890	2.07%
Daxko Acquisition Corporation
Software	First lien (2)(4)	6.25% (L + 5.50%/Q)	10/15/2021	10/16/2028	17,928	17,753	17,748	1.94%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (2)(4)	6.75% (L + 5.75%/S)	4/20/2021	4/20/2028	17,530	17,389	17,377	1.90%
MRI Software LLC
Software	First lien (2)(4)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	16,544	16,483	16,544
	First lien (4)	6.50% (L + 5.50%/S)	1/31/2020	2/10/2026	478	476	478
	First lien (2)(4)	6.50% (L + 5.50%/Q)	3/24/2021	2/10/2026	154	154	154
					17,176	17,113	17,176	1.88%
EAB Global, Inc.
Education	Second lien (4)	7.00% (L + 6.50%/S)	8/16/2021	8/16/2029	16,548	16,308	16,299	1.78%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Drawn	6.25% (L + 5.50%/Q)	11/26/2021	11/26/2027	11,159	11,048	11,159
	First lien (4)	6.25% (L + 5.50%/Q)	5/19/2021	11/26/2027	4,988	4,944	4,988
					16,147	15,992	16,147	1.77%
Granicus, Inc.
Software	First lien (2)(4)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	10,722	10,651	10,642
	First lien (4)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	3,002	2,982	2,980
	First lien (4)(5) - Drawn	7.00% (L + 6.00%/Q)	4/23/2021	1/29/2027	1,389	1,376	1,375
					15,113	15,009	14,997	1.64%
USRP Holdings, Inc.
Federal Services	First lien (2)	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	13,256	13,126	13,123
	First lien (5) - Drawn	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	1,882	1,864	1,863
	First lien (5) - Drawn	6.25% (L + 5.50%/Q)	7/22/2021	7/23/2027	7	7	7
					15,145	14,997	14,993	1.64%
Relativity ODA LLC
Software	First lien (4)	8.50% (L + 7.50% PIK/M)*	5/12/2021	5/12/2027	15,166	15,001	14,976	1.64%
iCIMS, Inc.
Software	First lien (2)(4)	7.50% (L + 6.50%/S)	11/16/2020	9/12/2024	12,261	12,171	12,261
	First lien (2)(4)	7.50% (L + 6.50%/S)	8/27/2019	9/12/2024	2,290	2,277	2,290
					14,551	14,448	14,551	1.59%
New Trojan Parent, Inc.
Healthcare Services	Second lien	7.75% (L + 7.25%/Q)	1/22/2021	1/5/2029	13,238	13,177	13,238	1.45%
Syndigo LLC
Software	Second lien	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	12,500	12,422	12,516	1.37%
VT Topco, Inc.
Business Services	Second lien	7.50% (L + 6.75%/M)	7/30/2021	7/31/2026	7,837	7,810	7,857
	Second lien (2)	6.85% (L + 6.75%/M)	8/6/2020	7/31/2026	4,475	4,175	4,486
					12,312	11,985	12,343	1.35%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	$12,188	$12,159	$12,279	1.34%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(4)	6.75% (L + 6.00%/S)	3/1/2021	3/1/2028	11,101	10,950	10,934	1.20%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(4)	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	10,845	10,743	10,737
	First lien (4)(5) - Drawn	6.25% (L + 5.50%/Q)	8/2/2021	8/2/2028	29	28	28
					10,874	10,771	10,765	1.18%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	9,626	9,562	9,589
	First lien (5) - Drawn	7.00% (L + 6.25%/Q)	3/12/2021	3/12/2027	929	923	926
					10,555	10,485	10,515	1.15%
Beacon Pointe Harmony, LLC**
Financial Services	First lien (2)	6.00% (L + 5.25%/Q)	12/29/2021	12/29/2028	10,216	10,114	10,114	1.11%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (4)	7.35% (L + 7.25%/M)	7/16/2021	8/10/2026	10,000	9,977	10,000	1.09%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(4)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	8,144	8,114	8,144
	First lien (2)(4)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	1,465	1,453	1,465
					9,609	9,567	9,609	1.05%
Kaseya Inc.
Software	First lien (2)(4)	7.50% (L + 5.50% + 1.00% PIK/Q)*	3/4/2020	5/2/2025	5,161	5,112	5,161
	First lien (2)(4)	7.50% (L + 5.50% + 1.00% PIK/Q)*	3/4/2020	5/2/2025	2,047	2,031	2,047
	First lien (2)(4)	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	1,702	1,688	1,702
	First lien (4)(5) - Drawn	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	337	334	337
	First lien (2)(4)	7.50% (L + 5.50% + 1.00% PIK/Q)*	8/3/2020	5/2/2025	230	227	230
					9,477	9,392	9,477	1.04%
Infogain Corporation
Software	First lien (2)(4)	6.75% (L + 5.75%/S)	7/30/2021	7/28/2028	9,244	9,178	9,175	1.00%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(4)	6.25% (L + 5.25%/Q)	7/19/2021	7/19/2027	8,302	8,214	8,209
	First lien (4)(5) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	906	897	896
					9,208	9,111	9,105	1.00%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(4)	6.25% (L + 5.50%/M)	10/19/2021	10/19/2028	8,676	8,592	8,590
	First lien (4)(5) - Drawn	7.75% (P + 4.50%/Q)	10/19/2021	10/19/2028	496	491	491
					9,172	9,083	9,081	0.99%
Maverick Bidco Inc.
Software	Second lien (4)	7.50% (L + 6.75%/Q)	4/29/2021	5/18/2029	9,000	8,979	8,978	0.98%
Mamba Purchaser, Inc.
Healthcare Services	Second lien	7.00% (L + 6.50%/M)	9/29/2021	10/15/2029	8,709	8,654	8,720	0.95%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Huskies Parent, Inc.
Business Services	First lien (2)	6.25% (L + 5.50%/Q)	12/31/2021	11/3/2028	$8,525	$8,461	$8,461
	First lien (5) - Drawn	6.25% (L + 5.50%/M)	12/31/2021	11/3/2027	85	84	84
					8,610	8,545	8,545	0.93%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(4)	6.00% (L + 5.25%/S)	6/30/2021	6/29/2027	7,449	7,379	7,374
	First lien (4)(5) - Drawn	6.00% (L + 5.25%/M)	6/30/2021	6/29/2027	581	576	576
					8,030	7,955	7,950	0.87%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.10% (L + 5.00%/M)	7/30/2019	7/31/2026	7,350	7,324	7,336	0.80%
USIC Holdings, Inc.
Business Services	Second lien	7.25% (L + 6.50%/M)	5/7/2021	5/14/2029	7,000	6,967	7,070	0.77%
Ministry Brands Holdings, LLC
Software	First lien (2)	6.25% (L + 5.50%/Q)	12/31/2021	12/29/2028	7,062	7,027	7,026	0.77%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(4)	3.60% (L + 3.50%/M)	9/27/2019	8/28/2024	7,328	6,558	6,180	0.68%
Vectra Co.
Business Products	Second lien	7.35% (L + 7.25%/M)	6/22/2020	3/8/2026	6,248	5,924	6,130	0.67%
Calabrio, Inc.
Software	First lien (4)	8.00% (L + 7.00%/Q)	4/16/2021	4/16/2027	5,979	5,939	5,942	0.65%
Safety Borrower Holdings LLC
Information Services	First lien (2)(4)	6.75% (L + 5.75%/S)	9/1/2021	9/1/2027	5,756	5,729	5,728	0.63%
PDQ.com Corporation
Information Technology	First lien (2)(4)	6.00% (L + 5.00%/Q)	12/30/2021	8/27/2027	5,714	5,686	5,686	0.62%
GC Waves Holdings, Inc.**
Financial Services	First lien (2)(4)(5) - Drawn	6.25% (L + 5.50%/Q)	8/12/2021	8/13/2026	5,643	5,590	5,643	0.62%
Quest Software US Holdings Inc.
Software	Second lien	8.38% (L + 8.25%/Q)	10/13/2021	5/18/2026	4,774	4,780	4,781	0.52%
Appriss Health Holdings, LLC (7)
Appriss Health, LLC
Healthcare Information Technology	First lien (4)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,688	4,645	4,641	0.51%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(4)	7.50% (L + 6.75%/Q)	5/12/2021	5/18/2029	4,222	4,201	4,201	0.46%
Cloudera, Inc.
Software	Second lien	6.50% (L + 6.00%/M)	8/10/2021	10/8/2029	4,006	3,997	4,016	0.44%
Specialtycare, Inc.
Healthcare Services	First lien (2)(4)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	3,612	3,561	3,558	0.39%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	6.35% (L + 6.25%/M)	2/12/2021	2/23/2029	3,000	2,993	3,030	0.33%
VetCor Professional Practices LLC
Consumer Services	First lien (5) - Drawn	5.00% (L + 4.25%/Q)	12/3/2021	7/2/2025	2,753	2,740	2,740	0.30%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(4)	9.25% (L + 8.25%/S)	8/27/2019	9/5/2024	2,134	2,122	2,134	0.23%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)	7.00% (L + 6.00%/M)	12/17/2021	2/20/2026	1,875	1,866	1,866	0.20%
Total Funded Debt Investments - United States					$1,590,091	$1,577,456	$1,577,559	172.55%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(4)	6.75% (L + 6.00%/Q)	10/1/2021	9/29/2028	$32,801	$32,483	$32,473	3.55%
Total Funded Debt Investments - Netherlands					$32,801	$32,483	$32,473	3.55%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(4)	8.35% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,366	$22,500	2.46%
Total Funded Debt Investments - United Kingdom					$22,500	$22,366	$22,500	2.46%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(4)	8.10% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$12,000	1.31%
Total Funded Debt Investments - Canada					$12,000	$12,000	$12,000	1.31%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$8,444	$8,413	$8,488	0.93%
Total Funded Debt Investments - United Arab Emirates					$8,444	$8,413	$8,488	0.93%
Total Funded Debt Investments					$1,665,836	$1,652,718	$1,653,020	180.80%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (4)(10)	—	9/13/2021	—	30,082	$32,268	$32,172	3.52%
OEC Holdco, LLC (12)
Business Services	Preferred shares (3)	—	12/17/2021	—	17,786	17,608	17,608	1.93%
ACI Parent Inc. (11)
Healthcare Services	Preferred shares (4)	—	8/2/2021	—	12,500	12,994	12,989	1.42%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	—	4/20/2021	—	5,000	5,299	5,293	0.58%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	—	4/6/2021	—	5,000	5,193	5,190	0.57%
Appriss Health Holdings, LLC (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred shares (4)	—	5/6/2021	—	1,167	1,235	1,233	0.13%
Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	11/1/2021	—	10	—	—	—%
Total Shares - United States						$74,597	$74,485	8.15%
Total Shares						$74,597	$74,485	8.15%
Total Funded Investments						$1,727,315	$1,727,505	188.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - United States
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (4)(5) - Undrawn	—	8/4/2020	2/4/2022	$1,433	$(13)	$14
	First lien (4)(5) - Undrawn	—	8/4/2020	8/4/2025	2,335	(13)	—
					3,768	(26)	14	0.00%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	10/22/2021	10/22/2023	10,490	—	—	—%
GC Waves Holdings, Inc.**
Financial Services	First lien (2)(4)(5) - Undrawn	—	8/12/2021	8/11/2023	4,991	—	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	3/13/2020	2/6/2025	592	(2)	—	—%
Wealth Enhancement Group, LLC**
Financial Services	First lien (4)(5) - Undrawn	—	8/13/2021	6/3/2022	17,042	—	—
	First lien (4)(5) - Undrawn	—	8/13/2021	10/4/2027	1,400	(4)	—
					18,442	(4)	—	—%
MRI Software LLC
Software	First lien (2)(4)(5) - Undrawn	—	3/24/2021	3/24/2022	4,535	—	—
	First lien (4)(5) - Undrawn	—	1/31/2020	2/10/2026	1,170	(4)	—
					5,705	(4)	—	—%
Kaseya Inc.
Software	First lien (4)(5) - Undrawn	—	8/3/2020	5/2/2025	156	(2)	—
	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2023	465	(4)	—
					621	(6)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Undrawn	—	11/26/2021	11/26/2023	13,100	—	—
	First lien (4)(5) - Undrawn	—	11/26/2021	11/26/2024	741	(7)	—
					13,841	(7)	—	—%
GS Acquisitionco, Inc.
Software	First lien (4)(5) - Undrawn	—	2/6/2020	5/22/2026	1,240	(8)	—
	First lien (4)(5) - Undrawn	—	10/7/2021	11/2/2022	14,450	—	—
					15,690	(8)	—	—%
Bullhorn, Inc.
Software	First lien (4)(5) - Undrawn	—	9/24/2019	9/30/2026	964	(5)	—
	First lien (4)(5) - Undrawn	—	10/5/2021	11/8/2022	2,710	(7)	—
					3,674	(12)	—	—%
CFS Management, LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2023	3,002	(19)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	7/19/2021	7/19/2026	$226	$(3)	$(3)	(0.00)%
Maverick Bidco Inc.
Software	Second lien (4)(5) - Undrawn	—	4/29/2021	11/18/2022	1,200	—	(3)	(0.00)%
Appriss Health Holdings, LLC (7)
Appriss Health, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	5/6/2021	5/6/2027	313	(3)	(3)	(0.00)%
Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	4/16/2021	4/16/2027	720	(5)	(4)	(0.00)%
KPSKY Acquisition Inc.
Industrial Services	First lien (4)(5) - Undrawn	—	10/19/2021	10/19/2023	497	—	(5)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (5) - Undrawn	—	3/12/2021	3/10/2023	1,455	—	(5)	(0.00)%
Recorded Future, Inc.
Software	First lien (5) - Undrawn	—	8/26/2019	7/3/2025	1,630	(9)	(8)	(0.00)%
Associations, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	7/2/2021	7/2/2027	1,772	(8)	(9)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(4)(5) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(9)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2027	512	(2)	(3)
	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2022	1,279	—	(6)
					1,791	(2)	(9)	(0.00)%
Specialtycare, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2026	280	(4)	(4)
	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2023	335	—	(5)
					615	(4)	(9)	(0.00)%
Huskies Parent, Inc.
Business Services	First lien (5) - Undrawn	—	12/31/2021	11/3/2027	638	(5)	(5)
	First lien (5) - Undrawn	—	12/31/2021	11/3/2023	751	—	(6)
					1,389	(5)	(11)	(0.00)%
Infogain Corporation
Software	First lien (4)(5) - Undrawn	—	7/30/2021	7/30/2026	1,854	(13)	(14)	(0.00)%
Ministry Brands Holdings, LLC
Software	First lien (5) - Undrawn	—	12/31/2021	12/30/2027	678	(3)	(3)
	First lien (5) - Undrawn	—	12/31/2021	12/30/2023	2,260	—	(11)
					2,938	(3)	(14)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	9/22/2021	9/22/2027	1,551	(16)	(16)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	5/12/2021	5/12/2027	$1,439	$(16)	$(18)	(0.00)%
Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	1/27/2021	1/29/2027	1,207	(8)	(9)
	First lien (4)(5) - Undrawn	—	4/23/2021	4/21/2023	911	—	(9)
					2,118	(8)	(18)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2027	559	(5)	(6)
	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2023	1,378	(10)	(14)
					1,937	(15)	(20)	(0.00)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	4/20/2021	4/20/2027	2,259	(18)	(20)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	9/21/2021	9/27/2027	2,254	(23)	(23)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2027	145	(1)	(1)
	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2023	2,544	—	(25)
					2,689	(1)	(26)	(0.00)%
Businessolver.com, Inc.
Software	First lien (5) - Undrawn	—	12/1/2021	12/1/2023	6,622	—	(33)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	1,331	(13)	(13)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/16/2023	2,211	—	(22)
					3,542	(13)	(35)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (5) - Undrawn	—	12/22/2021	12/22/2027	5,087	(38)	(38)	(0.00)%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (5) - Undrawn	—	12/27/2021	5/24/2024	3,196	—	(40)	(0.00)%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	11/1/2021	11/1/2027	4,009	(39)	(40)	(0.00)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2027	1,144	(11)	(11)
	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2023	3,977	—	(40)
					5,121	(11)	(51)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GraphPAD Software, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	4/28/2021	4/27/2027	$1,500	$(7)	$(8)
	First lien (4)(5) - Undrawn	—	12/1/2021	11/29/2023	9,932	(49)	(49)
					11,432	(56)	(57)	(0.01)%
OA Buyer, Inc.
Healthcare Information Technology	First lien (5) - Undrawn	—	12/20/2021	12/20/2028	5,959	(59)	(60)	(0.01)%
Beacon Pointe Harmony, LLC**
Financial Services	First lien (5) - Undrawn	—	12/29/2021	12/29/2027	1,057	(11)	(11)
	First lien (5) - Undrawn	—	12/29/2021	6/29/2023	5,284	—	(53)
					6,341	(11)	(64)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	11/23/2021	5/24/2027	3,012	(23)	(23)
	First lien (4)(5) - Undrawn	—	11/23/2021	11/23/2023	6,023	—	(45)
					9,035	(23)	(68)	(0.01)%
PDQ.com Corporation
Information Technology	First lien (4)(5) - Undrawn	—	12/30/2021	8/28/2023	14,286	—	(71)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (4)(5) - Undrawn	—	9/13/2021	9/13/2023	7,203	—	(72)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	3/1/2021	3/1/2023	4,898	—	(73)	(0.01)%
Galway Borrower LLC
Insurance Services	First lien (4)(5) - Undrawn	—	9/30/2021	9/30/2027	2,519	(24)	(25)
	First lien (4)(5) - Undrawn	—	9/30/2021	9/29/2023	5,289	(15)	(53)
					7,808	(39)	(78)	(0.01)%
CCBlue Bidco, Inc.
Healthcare Services	First lien (5) - Undrawn	—	12/20/2021	12/21/2023	7,946	—	(79)	(0.01)%
USRP Holdings, Inc.
Federal Services	First lien (5) - Undrawn	—	7/22/2021	7/23/2027	425	(4)	(4)
	First lien (5) - Undrawn	—	7/22/2021	7/23/2023	8,516	—	(85)
					8,941	(4)	(89)	(0.01)%
DECA Dental Holdings LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	8/26/2021	8/26/2027	2,292	(22)	(23)
	First lien (4)(5) - Undrawn	—	8/26/2021	8/28/2023	6,875	—	(69)
					9,167	(22)	(92)	(0.01)%
Al Altius US Bidco, Inc.
Software	First lien (5) - Undrawn	—	12/20/2021	12/13/2023	9,300	—	(93)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

FS WhiteWater Borrower, LLC
Consumer Services	First lien (5) - Undrawn	—	12/20/2021	12/21/2022	$1,502	$—	$(15)
	First lien (5) - Undrawn	—	12/20/2021	12/21/2027	2,384	(24)	(24)
	First lien (5) - Undrawn	—	12/20/2021	12/21/2023	5,959	—	(60)
					9,845	(24)	(99)	(0.02)%
Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	2,928	(28)	(29)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/13/2023	8,540	—	(85)
					11,468	(28)	(114)	(0.02)%
Vehlo Purchaser, LLC
Software	First lien (4)(5) - Undrawn	—	8/27/2021	8/27/2027	3,358	(34)	(34)
	First lien (4)(5) - Undrawn	—	8/27/2021	8/28/2023	8,325	—	(83)
					11,683	(34)	(117)	(0.02)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (5) - Undrawn	—	12/22/2021	12/22/2027	2,427	(24)	(24)
	First lien (5) - Undrawn	—	12/22/2021	12/22/2023	22,329	—	(223)
					24,756	(24)	(247)	(0.03)%
VetCor Professional Practices LLC
Consumer Services	First lien (5) - Undrawn	—	12/3/2021	7/2/2024	3,137	(15)	(16)
	First lien (5) - Undrawn	—	12/3/2021	12/4/2023	25,469	—	(127)
	Second lien (5) - Undrawn	—	12/3/2021	12/4/2023	28,229	—	(212)
					56,835	(15)	(355)	(0.04)%
Total Unfunded Debt Investments - United States					$357,721	$(680)	$(2,298)	(0.26)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	10/1/2021	10/1/2027	$2,460	$(24)	$(25)	(0.00)%
Total Unfunded Debt Investments - Netherlands					$2,460	$(24)	$(25)	(0.00)%
Total Unfunded Debt Investments					$360,181	$(704)	$(2,323)	(0.26)%
Total Non-Controlled/Non-Affiliated Investments						$1,726,611	$1,725,182	188.69%
Total Investments						$1,726,611	$1,725,182	188.69%

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
(3)Investment is held in New Mountain Guardian III OEC, Inc.
(4)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)
(5)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2021.
(7)The Company holds investments in two wholly-owned subsidiaries of Appriss Health Holdings, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Health, LLC, and preferred equity in Appriss Health Intermediate Holdings, Inc. The preferred equity in Appriss Health Intermediate Holdings, Inc. is entitled to receive cumulative preferential dividends at a rate of 11.00% per annum.
(8)The Company holds investments in two subsidiaries of Project Essential Topco, Inc. The Company holds a first lien term loan and first lien revolver in Project Essential Bidco, Inc. and preferred equity in Project Essential Super Parent, Inc. The preferred equity in Project Essential Super Parent, Inc. is entitled to receive cumulative preferential dividends at a rate of L + 9.50% per annum.
(9)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds three first lien term loans, two first lien delayed draws and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The preferred equity in Diligent Preferred Issuer, Inc. is entitled to receive cumulative preferential dividends at a rate of 10.50% per annum.
(10)The Company holds preferred equity in Dealer Tire Holdings, LLC., that is entitled to receive cumulative preferential dividends at a rate of 7.00% per annum.
(11)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The preferred equity in ACI Parent Inc. is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
(12)The Company holds investments in OEC Holdco, LLC, and a wholly-owned subsidiary of OEC Holdco, LLC. The Company holds two second lien term loans in OEConnection LLC, and preferred equity in OEC Holdco, LLC. The preferred equity is entitled to receive preferential dividends at a rate of 11.00% per annum.
(13)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds a first lien term loan and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
*    All or a portion of interest contains PIK interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2021, 6.34% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021

December 31, 2021
Investment Type	Percent of Total Investments at Fair Value
First lien	72.68%
Second lien	22.46%
Subordinated	0.54%
Equity and other	4.32%
Total investments	100.00%

December 31, 2021
Industry Type	Percent of Total Investments at Fair Value
Software	36.44%
Business Services	16.02%
Healthcare Services	12.77%
Healthcare Information Technology	6.71%
Consumer Services	6.50%
Distribution & Logistics	4.06%
Financial Services	3.91%
Education	2.58%
Consumer Products	2.43%
Information Technology	2.21%
Insurance Services	2.01%
Packaging	1.20%
Specialty Chemicals & Materials	1.08%
Federal Services	0.86%
Industrial Services	0.53%
Business Products	0.36%
Information Services	0.33%
Total investments	100.00%

December 31, 2021
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.45%
Fixed rates	4.55%
Total investments	100.00%

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C.
December 31, 2021
(in thousands, except unit data)

Note 1. Formation and Business Purpose
New Mountain Guardian III BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on May 22, 2019. The Company is a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1,149,065. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The "Investment Period" began on July 15, 2019 and will continue until the four-year anniversary of such date. The term of the Company is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility. The Company established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which serves as a tax blocker corporation by holding equity or equity-like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidates its tax blocker corporation for accounting purposes but the tax blocker corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of December 31, 2021, the Company's top five industry concentrations were software, business services, healthcare services, healthcare information technology and consumer services.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries GIII SPV and GIII OEC.
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
December 31, 2021
(in thousands, except unit data)
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2021 and December 31, 2020.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2021 and December 31, 2020 and the period from May 22, 2019 (inception) to December 31, 2019, the Company recognized PIK interest from investments of $1,590, $443 and $168, respectively, and PIK dividends from investments of $2,293, $0 and $0, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2021 and December 31, 2020, no investments were on non-accrual status.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
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
Income taxes—The Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
To continue to qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
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
Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for U.S. federal income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and U.S. federal income tax purposes.
For the year ended December 31, 2021, the Company recognized a total income tax expense of approximately $92 for the Company's consolidated subsidiary. For the year ended December 31, 2021, the Company recorded current income tax expense of approximately $92 and deferred income tax provision of $0. As of December 31, 2021, the Company had no deferred tax assets or liabilities.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 (“ASC740”) through December 31, 2021. The 2019 through 2020 tax year and forward remains subject to examination by the U.S. Federal, state, and local tax authorities.
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
Earnings per Unit—The Company's earnings per unit ("EPU") amounts have been computed based on the weighted-average number of Units outstanding for the period. Basic EPU is computed by dividing net increase (decrease) in members' capital resulting from operations by the weighted average number of Units outstanding during the period of computation. Diluted EPU is computed by dividing net increase (decrease) in members' capital resulting from operations by the weighted average number of Units, and its related net impact to members' capital accounted for, and the additional Units were dilutive. Diluted EPU reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
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
Note 3. Investments
At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,254,285	$1,253,901
Second lien	388,339	387,406
Subordinated	9,390	9,390
Equity and other	74,597	74,485
Total investments	$1,726,611	$1,725,182

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$627,811	$628,680
Business Services	277,885	276,357
Healthcare Services	220,144	220,301
Healthcare Information Technology	115,837	115,772
Consumer Services	112,867	112,204
Distribution & Logistics	70,542	70,068
Financial Services	67,152	67,432
Education	44,349	44,493
Consumer Products	41,948	41,898
Information Technology	38,145	38,063
Insurance Services	34,682	34,617
Packaging	20,849	20,757
Specialty Chemicals & Materials	18,673	18,711
Federal Services	14,993	14,904
Industrial Services	9,083	9,076
Business Products	5,924	6,130
Information Services	5,727	5,719
Total investments	$1,726,611	$1,725,182
    At December 31, 2020, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$300,080	$301,229
Second lien	130,556	131,486
Total investments	$430,636	$432,715

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$264,153	$266,512
Business Services	53,196	53,365
Healthcare Services	40,951	41,327
Healthcare Information Technology	18,419	18,499
Industrial Services	16,152	16,225
Specialty Chemicals & Materials	9,653	9,722
Education	8,492	8,518
Federal Services	7,376	7,668
Business Products	5,864	6,248
Distribution & Logistics	6,380	4,631
Total investments	$430,636	$432,715

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $71,664 and no unfunded commitments on bridge facilities. As of December 31, 2021, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $288,517. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2021.
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
The Company's operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. Although the U.S. Food and Drug Administration authorized vaccines beginning in December 2020 and a significant portion of the U.S. population has been vaccinated, it remains unclear how quickly the vaccines will continue to be distributed nationwide and globally, or if and/or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Delays in distributing or difficulties in accessing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and the Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
This outbreak is having, and any future outbreaks could have, an adverse impact on the U.S. and global markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company and its portfolio companies. Any potential impact to the Company's results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond the Company's control. These potential impacts, while uncertain, could adversely affect the Company and the Company's portfolio companies' operating results.
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
December 31, 2021
(in thousands, except unit data)
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,253,901	$—	$47,305	$1,206,596
Second lien	387,406	—	165,511	221,895
Subordinated	9,390	—	—	9,390
Equity and other	74,485	—	—	74,485
Total investments	$1,725,182	$—	$212,816	$1,512,366
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2020:

	Total	Level I	Level II	Level III
First lien	$301,229	$—	$15,869	$285,360
Second lien	131,486	—	—	131,486
Total investments	$432,715	$—	$15,869	$416,846

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2020	$416,846	$285,360	$131,486	$—	$—
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation of investments	(2,370)	158	(2,416)	—	(112)
Purchases, including capitalized PIK and revolver fundings	1,296,910	1,087,155	125,768	9,390	74,597
Proceeds from sales and paydowns of investments	(166,077)	(166,077)	—	—	—
Transfers out of Level III (1)	(32,943)	—	(32,943)	—	—
Fair value, December 31, 2021	$1,512,366	$1,206,596	$221,895	$9,390	$74,485
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,215)	$313	$(2,416)	$—	$(112)

(1)As of December 31, 2021, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2020, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2020:

	Total	First Lien	Second Lien
Fair value, December 31, 2019	$207,047	$120,785	$86,262
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	2,725	1,741	984
Purchases, including capitalized PIK and revolving fundings	187,940	165,590	22,350
Proceeds from sales and paydowns of investments	(29,409)	(29,409)	—
Transfers into Level III (1)	48,543	26,653	21,890
Fair value, December 31, 2020	$416,846	$285,360	$131,486
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,725	$1,741	$984

(1)As of December 31, 2020, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2021 and December 31, 2020. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
December 31, 2021
(in thousands, except unit data)
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2021 and December 31, 2020, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2021 and December 31, 2020, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2021 were as follows:

				Range
Type	Fair Value as of December 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$820,340	Market & income approach	EBITDA multiple	8.0x	70.0x	19.2x
			Revenue multiple	4.0x	19.5x	9.1x
			Discount rate	5.0%	14.3%	7.1%
	10,510	Market quote	Broker quote	N/A	N/A	N/A
	375,746	Other	N/A (1)	N/A	N/A	N/A
Second lien	115,588	Market & income approach	EBITDA multiple	12.0x	32.0x	20.9x
			Discount rate	7.5%	14.1%	9.0%
	16,532	Market quote	Broker quote	N/A	N/A	N/A
	89,775	Other	N/A (1)	N/A	N/A	N/A
Subordinated	9,390	Other	N/A (1)	N/A	N/A	N/A
Equity and other	56,877	Market & income approach	EBITDA multiple	11.0x	26.5x	14.9x
			Revenue multiple	9.8x	19.5x	16.5x
			Discount rate	8.0%	12.9%	11.3%
	17,608	Other	N/A (1)	N/A	N/A	N/A
	$1,512,366

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
The fair value of the BMO Subscription Line (as defined below) and Wells Credit Facility (as defined below), which are categorized as Level III within the fair value hierarchy as of December 31, 2021 and December 31, 2020, approximates their carrying value. The carrying value of the 2021A Unsecured Notes (as defined below) approximates fair value as of December 31, 2021 based on a comparison of market interest rates for the Company's borrowings and similar entities and is considered Level III. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
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
The Company's board of directors initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between the Company and the Investment Adviser on June 18, 2019. Following approval from the Company's initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by the Company's board of directors, including a majority of the non-interested directors. Before the Prior Investment Management Agreement’s expiration, the Company inadvertently failed to present the Prior Investment Management Agreement for renewal to its board of directors as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Company's board of directors or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated as a technical matter effective as of July 15, 2021.
On February 16, 2022, the Company's board of directors approved a new investment advisory and management agreement (the "Investment Management Agreement") between the Company and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of the outstanding voting securities of the Company approved the Investment Management Agreement via written consent. The Company will file an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting the unitholders' approval of the Investment Management Agreement. The Investment Management Agreement will be executed and become effective 20 calendar days after the Information Statement is sent to unitholders.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Prior Investment Management Agreement, July 15, 2019, through June 30, 2020, the base management fee was reduced by 50% (0.575% through June 30, 2020). The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap, as defined below.
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
December 31, 2021
(in thousands, except unit data)
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
December 31, 2021
(in thousands, except unit data)
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended December 31,
	2021	2020	2019(1)
Management fee	$6,980	$3,480	$1,207
Less: management fee waiver	(965)	(914)	(796)
Net management fee	6,015	2,566	411
Incentive fee, excluding accrued incentive fees on capital gains	$7,731	$2,851	$477

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
For the years end December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into the Administration Agreement, as amended and restated with the Administrator under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, approximately $814, $521 and $524, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2021 and December 31, 2020, approximately $220 and $128, respectively, of indirect administrative expenses was included in payable to affiliates.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended (the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
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
December 31, 2021
(in thousands, except unit data)
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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended December 31,
	2021	2020	2019(1)
Interest expense	$3,100	$3,777	$1,570
Amortization of financing costs	8	47	21
Weighted average interest rate	3.0%	3.5%	4.6%
Effective interest rate	3.0%	3.5%	4.7%
Average debt outstanding	$103,346	$108,738	$79,764

(1)For the year ended December 31, 2019, amounts represent the period from July 30, 2019 (commencement of the BMO Subscription Line) to December 31, 2019.
As of December 31, 2021 and December 31, 2020, the outstanding balance on the BMO Subscription Line was $92,000 and $83,451, respectively, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such dates.
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, and most recently amended on October 28, 2021, the "Wells Credit Facility") as the Borrower, the Company as Collateral Manager and Equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association as the Administrative Agent and the Collateral Custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $600,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.5%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo Bank, National Association. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
As of the most recent amendment on October 28, 2021, the Wells Credit Facility bears interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Third Amendment to the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.75% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.25% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Third Amendment to the Loan and Security Agreement). A portion of this fee was waived for the nine months following the Third Amendment date, October 28, 2021.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended December 31,
	2021	2020	2019(1)
Interest expense	$4,573	$2,089	$422
Non-usage fee	446	718	228
Amortization of financing costs	677	428	121
Weighted average interest rate	2.3%	2.6%	4.0%
Effective interest rate	2.9%	4.1%	7.4%
Average debt outstanding	$198,990	$78,144	$30,310

(1)For the year ended December 31, 2019, amounts represent the period from August 30, 2019 (commencement of the Wells Credit Facility) to December 31, 2019.
As of December 31, 2021 and December 31, 2020, the outstanding balance on the Wells Credit Facility was $473,100 and $99,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Unsecured Notes—On August 4, 2021, the Company entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, the Company issued to the Purchasers, in a private placement, $125,000 in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and on December 21, 2021, at a second closing, the Company issued $50,000 in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the Tranche A Notes, the "2021A Unsecured Notes"). All fees associated with the origination of the 2021A Unsecured Notes are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the 2021A Unsecured Notes. On August 4, 2021, in connection with the Note Purchase Agreement, the Company amended the BMO Subscription Line, pursuant to which (i) the aggregate amount of outstanding indebtedness that the Company is not permitted to exceed increased from 70% to 80% of the Company's aggregate unfunded capital commitments and, for purposes of the foregoing, outstanding obligations under the 2021A Unsecured Notes shall not be included in the outstanding indebtedness of the Company and (ii) the Company's obligations under the 2021A Unsecured Notes were included as an exception to the prohibition on third party indebtedness.
The 2021A Tranche A Notes and the 2021A Tranche B Notes bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Notes or the Company cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
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
December 31, 2021
(in thousands, except unit data)
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
For the year ended December 31, 2021, interest expense and amortization of financing costs incurred on the 2021A Unsecured Notes were $1,890 and $175, respectively. The weighted average interest rate and effective interest rate on the 2021A Unsecured Notes for the year ended December 31, 2021 were 3.6% and 3.9%, respectively.
As of December 31, 2021, the outstanding balance on the 2021A Unsecured Notes was $175,000, and the Company was in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
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
Note 7. Regulation
The Company has elected to be treated as a RIC under Subchapter M of the Code and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax as a RIC, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $71,664, no outstanding bridge financing commitments and other future funding commitments of $288,517. As of December 31, 2020, the Company had unfunded commitments on revolving credit facilities of $8,384, no outstanding bridge financing commitments and other future funding commitments of

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
$11,737. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the BMO Subscription Line and the Wells Credit Facility as of December 31, 2021 and December 31, 2020. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2021 and December 31, 2020, the Company had commitment letters to purchase investments in the aggregate par amount of $45,900 and $22,400, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the year ended December 31, 2021 and subsequent to December 31, 2021, the COVID-19 pandemic has had a significant impact on the U.S. economy and the Company.
The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including outbreaks of variants such as the Delta and Omicron variants, and its impact on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence and underwriting processes, and financial markets. Further, the operational and financial performance of the portfolio companies in which the Company makes investments may be significantly impacted by COVID-19, which may in turn impact the valuation of the Company's investments. The Company believes that its portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and unitholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the continued impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, how quickly vaccines will continue to be distributed nationwide and globally, whether and/or how quickly "herd immunity" will be achieved, whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely, and the health of the financial markets and economy as a result of the COVID-19 pandemic, all of which are highly uncertain and cannot be predicted. To the extent the Company’s portfolio companies continue to be adversely impacted by the continued effects of the COVID-19 pandemic, the Company may experience a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of its portfolio companies.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 26, 2021	February 26, 2021	5,250,000	$52,500
February 26, 2021	March 11, 2021	105,000	1,050
May 25, 2021	June 9, 2021	2,500,500	25,005
July 12, 2021	July 26, 2021	3,810,600	38,106
August 12, 2021	August 26, 2021	5,288,982	52,890
October 11, 2021	October 25, 2021	26,609,376	266,094
December 1, 2021	December 15, 2021	22,981,306	229,813
		66,545,764	$665,458

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
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
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from May 22, 2019 (inception) to December 31, 2019:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
July 5, 2019	July 5, 2019	100	$1
July 19, 2019	August 2, 2019	4,933,964	49,340
August 21, 2019	September 5, 2019	4,933,964	49,339
December 10, 2019	December 24, 2019	2,776,000	27,760
		12,644,028	$126,440
On September 30, 2019, the Investment Adviser's 100 Units were canceled and the proceeds of the purchase, $1, were returned.
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Per Unit Amount
February 24, 2021	February 25, 2021	April 13, 2021	$0.120
March 26, 2021	March 30, 2021	April 13, 2021	0.080
June 2, 2021	June 8, 2021	July 13, 2021	0.160
June 25, 2021	June 29, 2021	July 13, 2021	0.090
July 20, 2021	July 23, 2021	October 13, 2021	0.017
August 23, 2021	August 25, 2021	October 13, 2021	0.096
September 28, 2021	September 29, 2021	October 29, 2021	0.172
October 21, 2021	October 22, 2021	January 13, 2022	0.041
December 23, 2021	December 30, 2021	January 13, 2022	0.193
			$0.969
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2020	March 23, 2020	April 13, 2020	$0.250
June 23, 2020	June 23, 2020	July 13, 2020	0.240
September 25, 2020	September 29, 2020	October 13, 2020	0.200
December 18, 2020	December 21, 2020	January 13, 2021	0.210
December 18, 2020	December 31, 2020	January 13, 2021	0.030
			$0.930

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
The following table reflects the distributions declared on the Company's Units for the period from May 22, 2019 (inception) to December 31, 2019:

Date Declared	Record Date	Payment Date	Per Unit Amount
December 20, 2019	December 20, 2019	January 17, 2020	$0.390
December 20, 2019	December 27, 2019	January 17, 2020	0.050
			$0.440
Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2021 and December 31, 2020 and during the period from May 22, 2019 (inception) to December 31, 2019, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to return of capital distributions were as follows:

	Year Ended December 31,
	2021	2020	2019(1)
Undistributed net investment income	$2,359	$1,128	$92
Distributions in excess of net realized gains	—	—	—
Contributed capital	(2,359)	(1,128)	(92)

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019 was estimated to be as follows:

	Year Ended December 31,
	2021	2020	2019(1)
Ordinary income	$43,434	$16,738	$4,442
Capital gains	859	—	—
Return of capital	—	—	—
Total	$44,293	$16,738	$4,442

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
As of December 31, 2021 and December 31, 2020, the costs of investments for the Company for U.S. federal income tax purposes were $1,723,767 and $430,131, respectively.

	Year Ended December 31,
	2021	2020
Tax cost	$1,723,767	$430,131
Gross unrealized appreciation on investments	36,394	73,091
Gross unrealized depreciation on investments	(34,979)	(70,507)
Total investments at fair value	$1,725,182	$432,715
As of December 31, 2021, December 31, 2020 and December 31, 2019, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets, Liabilities and Members' Capital by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
For the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2021	2020	2019(1)
Accumulated capital loss carryforwards	$(165)	$(165)	$—
Other temporary differences	(2,718)	(1,084)	(978)
Undistributed ordinary income	—	(45)	(90)
Unrealized appreciation	1,579	2,584	583
Total	$(1,304)	$1,290	$(485)

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2021, the Company does not expect to incur any excise taxes. For the year ended December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019, the Company did not incur any excise taxes.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2021 and December 31, 2020, and during the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended December 31,
(unaudited)	2021	2020	2019(1)
Distributions per share	$0.969	$0.930	$0.440
Ordinary dividends(2)	98.59%	100.00%	100.00%
Long-term capital gains	1.41%	—%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(3)	76.01%	93.49%	77.41%
Qualified short-term capital gains(3)	—%	—%	—%
Return of capital	—%	—%	—%

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
Note 11. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019:

	Year Ended December 31,
	2021	2020	2019(1)
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$40,305	$17,340	$3,955
Denominator for basic & diluted weighted average unit:	40,862,822	17,508,625	6,046,370
Basic & diluted earnings per unit:	$0.99	$0.99	$0.65

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019.

	Year Ended December 31,
	2021	2020	2019(1)
Per unit data(2):
Members' capital, December 31, 2020, December 31, 2019 and May 22, 2019 (inception), respectively	$10.00	$9.95	$—
Net investment income	1.07	0.92	0.57
Net realized and unrealized (losses) gains(3)	(0.15)	0.06	0.12
Total net increase	0.92	0.98	0.69
Issuance of Units	—	—	10.00
Placement fees	—	—	(0.01)
Distributions declared to unitholders from net investment income	(0.97)	(0.93)	(0.73)
Members' capital, December 31, 2021, December 31, 2020 and December 31, 2019, respectively	$9.95	$10.00	$9.95
Total return based on members' capital(4)	9.52%	10.66%	3.93%
Units outstanding at end of period	91,925,222	25,379,458	12,643,928
Average weighted Units outstanding for the period	40,862,822	17,508,625	6,046,370
Average members' capital for the period	$408,956	$168,501	$60,818
Ratio to average members' capital:
Net investment income(5)	10.71%	9.59%	10.25%
Total expenses, before waivers/reimbursements(5)	7.14%	9.16%	15.15%
Total expenses, net of waivers/reimbursements(5)	6.91%	8.61%	13.26%

Average debt outstanding—2021A Unsecured Notes(6)	$128,667	N/A	N/A
Average debt outstanding—BMO Subscription Line(7)	$103,346	$108,738	$79,764
Average debt outstanding—Wells Credit Facility(8)	$198,990	$78,144	$30,310
Asset coverage ratio	223.53%	238.64%	165.78%
Portfolio turnover	25.75%	10.64%	0.32%

Capital Commitments	$1,149,065	$422,991	$316,098
Funded Capital Commitments	$919,252	$253,795	$126,439
% of Capital Commitments funded	80.00%	60.00%	40.00%

(1)For the year ended December 31, 2019, amounts represent the period from May 22, 2019 (inception) to December 31, 2019.
(2)Per unit data is based on weighted average units outstanding for the respective period (except for issuance of Units and distributions declared to unitholders, which are based on actual rate per unit).
(3)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019 were $(0.06), $(0.01) and $0.03, respectively.
(4)Total return is calculated assuming a purchase at members' capital per Unit on the first day of the year for the years ended December 31, 2021 and December 31, 2020, an initial purchase price of $10.00 per Unit for the period from

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2021
(in thousands, except unit data)
May 22, 2019 (inception) to December 31, 2019, and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(5)Annualized, except organizational and offering costs.
(6)For the year ended December 31, 2021, average debt outstanding represents the period from August 4, 2021 (issuance of the 2021A Unsecured Notes) to December 31, 2021.
(7)For the period from May 22, 2019 (inception) to December 31, 2019, average debt outstanding represents the period from July 30, 2019 (commencement of the BMO Subscription Line) to December 31, 2019.
(8)For the period from May 22, 2019 (inception) to December 31, 2019, average debt outstanding represents the period from August 30, 2019 (commencement of the Wells Credit Facility) to December 31, 2019.
N/A    Not Applicable.
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021.
Note 14. Subsequent Events
On February 16, 2022, the Company's board of directors approved the Investment Management Agreement between the Company and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of the outstanding voting securities of the Company approved the Investment Management Agreement via written consent. The Company will file an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting the unitholders' approval of the Investment Management Agreement. The Investment Management Agreement will be executed and become effective 20 calendar days after the Information Statement is sent to unitholders.

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiary.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021.
Due to the Company's status as an "emerging growth company" under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company's internal control over financial reporting as of December 31, 2021.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Directors
Information regarding our Board is set forth below. The directors have been divided into two groups-independent directors and interested directors. Our interested directors are "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o New Mountain Guardian III BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	67	Director	2019
David Ogens	67	Director	2019
Rome G. Arnold III	66	Director	2019
Interested Directors
John R. Kline	46	Chairman of the board of directors and President	2019
Adam B. Weinstein	43	Director, Executive Vice President	2019
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since
Robert A. Hamwee	51	Chief Executive Officer	2019
Joseph W. Hartswell	43	Chief Compliance Officer and Corporate Secretary	2022
Laura C. Holson	36	Chief Operating Officer	2022
Shiraz Y. Kajee	42	Chief Financial Officer and Treasurer	2019
The address for each executive officer is c/o New Mountain, 1633 Broadway, 48th Floor, New York, New York 10019.
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

Independent Directors
Alfred F. Hurley, Jr. has been our director since 2019. He has also served as a director of NMFC since 2010 and a director of NMF SLF I, Inc. since 2019. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI’s Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm’s equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with a Bachelor of Arts ("B.A" or "A.B.") in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
David Ogens has been our director since 2019. He has also served as a director of NMFC since 2010 and a director of NMF SLF I, Inc. since 2019. Since 2019, Mr. Ogens has served as the CEO and as a Director of HealthBridge LLC. HealthBridge LLC. provides remote patient monitoring and chronic care management services for patients with chronic diseases in their home environment. From 2011 to 2019, Mr. Ogens was the President and a Director of Med Inc., a company that provided complex rehabilitation services to patients with serious muscular/neuro diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his A.B. and Master of Business Administration ("M.B.A.") from the University of Virginia.
Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
 Rome G. Arnold III has been our director since 2019. He has also served as a director of NMFC since 2017. Since January 2017, Mr. Arnold has served as a Senior Advisor at Rose and Co., a financial-technology startup company with a focus on digital media. From January 2012 through August 2016, Mr. Arnold was a Managing Director at UBS Securities in their Energy Group, serving as the Head of Oil Field Services. In addition, Mr. Arnold currently serves as a director of Forbes Energy Services Ltd., an independent oilfield services contractor. He has served as a director of NMFC since March 2017. Mr. Arnold received his B.A., cum laude, in Psychology and History of Art from Yale College. He received his M.B.A. from Harvard Business School, with High Distinction (Baker Scholar).
Mr. Arnold brings his vast experience in investment banking and energy focus to our Board. This background positions Mr. Arnold well to serve as our director.
Interested Directors
 John R. Kline has been our chairman of the board of directors since 2019 and has served as our president since 2019. Mr. Kline also serves as a Managing Director of New Mountain Capital, director of NMFC since November 2019 and chairman of the board of directors of NMF SLF I, Inc since 2019, and served as Chief Operating Officer of the Company from 2019 to February 2022. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
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
Joseph W. Hartswell has been our Chief Compliance Officer and Corporate Secretary since March 2022. Mr. Hartswell has also served as Chief Compliance Officer and corporate secretary of NMFC and NMF SLF I, Inc. since March 2022. Since 2015, Mr. Hartswell has served as a Managing Director and the Chief Compliance Officer of New Mountain Capital. Prior to New Mountain, Mr. Hartswell was the Chief Compliance Officer for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy Chief Compliance Officer for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated Chief Compliance Officer for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a Bachelor of Science ("B.S.") in Finance and International Business from the University of Maryland and is a CFA charterholder.
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
Laura C. Holson has been our Chief Operating Officer since February 2022. Ms. Holson has also served as Chief Operating Officer of NMFC and NMF SLF I, Inc. since March 2022. Since joining New Mountain Capital in 2009, Ms. Holson has worked on both the private equity and credit deal teams. In 2017, Ms. Holson was named Head of Capital Markets; in this capacity, she managed the Firm’s financing activities and relationships across its various product lines. Before joining New

Mountain, Ms. Holson worked in Healthcare Investment Banking at Morgan Stanley in New York. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.
Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See Item 1. Business—Compliance Policies and Procedures in this Annual Report on Form 10-K.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors, certain officers and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC, we believe that all reports for our officers, directors and ten percent stockholders that were required to be filed under Section 16 of the Exchange Act were timely filed for 2021. Cliffwater Corporate Lending Fund made an exit filing on June 1, 2021 that was late, but based on the footnote it appears that they were exempt from making any Section 16 filings.
Code of Ethics
We and the Investment Adviser have adopted the Code of Ethics and the Adviser's Code of Ethics, each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the code's requirements. You may read the Code of Ethics on the SEC's website at www.sec.gov.
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
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Directors
Alfred F. Hurley, Jr.	$28,750	$—	$28,750
David Ogens	$29,750	$—	$29,750
Rome G. Arnold III	$30,375	$—	$30,375

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Each of our independent directors receive an annual retainer fee of $25,000, if the director attends at least 75% of the meetings held during the previous year. In addition, independent directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. We also reimburse independent directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2021, out-of-packet expenses reimbursed were $580.
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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2021, none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board.
Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth, as of March 9, 2022, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Units, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 91,925,222 Units outstanding as of March 9, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Units. Ownership information for those persons who beneficially own more than 5% of our Units is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units. Unless otherwise indicated, the address of all executive officers and directors is c/o New Mountain Guardian III BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Adam B. Weinstein	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
David Ogens	—	—	—%
Rome G. Arnold III	—	—	—%
Executive Officers Who Are Not Directors
Robert A. Hamwee	—	—	—%
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Shiraz Y. Kajee	—	—	—%
All Directors and Executive Officers as a Group (9 persons)	—	—	—%

Five-Percent Unitholders
New Mountain Guardian Investments III, L.L.C.(1)	Record	22,462,784	24.44%
Western Conference of Teamsters Pension Trust Fund(2)	Record	12,800,000	13.92%
CCLF SPV LLC(3)	Record	8,000,000	8.70%
GHL Investments Ltd.(4)	Record	5,600,000	6.09%
Teachers' Retirement Allowances Fund(5)	Record	4,800,000	5.22%

(1)Based upon information contained in the Schedule 13D filed May 7, 2020 by New Mountain Guardian Investments III, L.L.C., New Mountain Guardian Investments III, L.L.C. is a Delaware limited liability company whose address is 1633 Broadway 48th Floor, New York, New York 10019.
(2)Based upon information contained in the Schedule 13G filed November 8, 2021 by Western Conference of Teamsters Pension Trust Fund is a Washington employee benefit plan whose address is 2323 Eastlake Avenue East, Seattle, WA 98102.
(3)Based upon information contained in the Schedule 13G filed February 11, 2022 by CCLF SPV LLC is a Delaware statutory trust whose address is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, Wisconsin 53212.
(4)Based upon information contained in the Schedule 13D/A filed February 17, 2022 by GHL Investments Ltd. GHL Investments Ltd. is a Cyprus limited liability company whose address is c/o Seatankers Management Co., Ltd., P.O. Box 53562, Limassol G4 CY-3399.
(5)Based upon information contained in the Schedule 13G filed February 3, 2022 by Teachers' Retirement Allowances Fund. Teachers' Retirement Allowances Fund is a Canadian pension plan whose address is 330 - 25 Forks Market Road, Winnipeg, A2 R3C 4S8.

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
The Investment Management Agreement and the Administration Agreement were approved by our Board at the initial board meeting. Unless earlier terminated as described below, each of the Investment Management Agreement and the Administration Agreement will remain in effect for a period from their effective date to the second anniversary of such effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment, see "Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team" in this Annual Report on Form 10-K. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
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
The Prior Investment Management Agreement and the Prior Administration Agreement were approved by our Board at the initial board meeting on June 18, 2019, and became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by the Board, including a majority of the Non-Interested Directors. Before the Prior Investment Management Agreement's expiration, we inadvertently failed to present the Prior Investment Management Agreement for renewal to the Board as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Board or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated as a technical matter effective as of July 15, 2021. On February 16, 2022, our Board approved the Investment Management Agreement between us and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of our outstanding voting securities approved the Investment Management Agreement via written consent. We will file an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting the unitholders' approval of the Investment Management Agreement. The Investment Management Agreement will be executed and become effective 20 calendar days after the Information Statement is sent to unitholders.
The Prior Administration Agreement became effective on July 15, 2019 and expired by its terms on July 15, 2021. As with the Prior Investment Management Agreement, we inadvertently and unintentionally failed to present the Prior Administration Agreement for renewal on or before its expiration on July 15, 2021, and the failure to do so did not reflect the intent and desire of us, the Board or the Administrator. On February 16, 2022, our Board approved a new administration agreement (the "Administration Agreement") between us and the Administrator. The Prior Administration Agreement and the Administration Agreement are identical in all material respects, except that the dates of execution, effectiveness and termination. The Administration Agreement became effective on February 16, 2022 and remains in effect until the expiration of the initial term of the Investment Management Agreement.
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect for a period from its effective date to the second anniversary of such effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of a majority of the Fund's directors who are not parties to this Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act, or (ii) by the vote of a majority of the outstanding Units. The Administration Agreement, by its terms, unless earlier terminated as described below, will remain in effect for a period from its effective date to the second anniversary of the effective date of the Investment Management Agreement and will remain in effect from year to year thereafter if approved annually by (i) the vote of a majority of our outstanding voting securities, or (ii) the vote of a majority of our independent directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment, see "Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team" in this Annual Report on Form 10-K. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
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
Moreover, New Mountain and its personnel can be expected to receive certain intangible and/or other benefits and/or perquisites arising or resulting from their activities on our behalf which will not be subject to the management fee offset or otherwise shared with us, our unitholders and/or the Portfolio Companies. For example, airline travel or hotel stays incurred as Company expenses typically result in "miles" or "points" or credit in loyalty/status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to New Mountain and/or such personnel (and not us, our unitholders and/or the Portfolio Companies) even though the cost of the underlying service is borne by us and/or the Portfolio Companies.
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
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019 (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, and which requires, among other things, the consent of the Board and the board of any other BDC participating in the transaction.
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

Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us, including the other New Mountain products contemplated herein. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than Portfolio Companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the Third Amended and Restated Limited Liability Company Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also "Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team" in this Annual Report on Form 10-K.
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
Principal Transactions
To the extent that Cross Transactions may be viewed as principal transactions as such term is used under the Investment Advisers Act of 1940, as amended (the "Advisers Act") due to the ownership interest in an account by the Investment Adviser or its personnel, the Investment Adviser will comply with the requirements of Section 206(3) of the Advisers Act. In connection with principal transactions, Cross Transactions, related-party transactions and other transactions and relationships involving potential conflicts of interest, the Investment Adviser will consult with the Board on such Cross Transactions; provided that the Investment Adviser will not consult with the Board or the unitholders for the sale of a loan to, or the purchase of a loan from, other accounts that are not principal accounts. Cross Transactions may be made when the Investment Adviser determines that it is in our best interests and other accounts' to effectuate such trades. The Board may be consulted prior to or contemporaneous with, or subsequent to, the consummation of a Cross Transaction. In no event will any such transaction be entered into unless it complies with applicable law. The Board may be exculpated and indemnified by us.

Proxy Voting Policy
In compliance with Rule 206(4)-6 under the Advisers Act, the Investment Adviser has adopted proxy voting policies and procedures. The general policy is to vote proxy proposals, amendments, consents or resolutions (collectively, "Proxies") in the best interests of its clients.
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
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the independent directors of our Board have selected Deloitte & Touche LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2022.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended December 31,
	2021	2020
Audit Fees	$275,000	$190,000
Audit-Related Fees	—	—
Tax Fees	64,200	61,230
All Other Fees	—	—
Total Fees	$339,200	$251,230
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

New Mountain Guardian III BDC, L.L.C
Consolidated Statements of Assets, Liabilities and Members' Capital as of December 31, 2021 and December 31, 2020	77
Consolidated Statements of Operations for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	78
Consolidated Statements of Changes in Members' Capital for the years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	79
Consolidated Statements of Cash Flows for years ended December 31, 2021 and December 31, 2020 and for the period from May 22, 2019 (inception) to December 31, 2019	80
Consolidated Schedule of Investments as of December 31, 2021	81
Consolidated Schedule of Investments as of December 31, 2020	95
Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C	100

(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Third Amended and Restated Limited Liability Company Agreement dated as of July 22, 2021(8)
3.2	Certificate of Formation(3)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities*
10.1	Investment Advisory and Management Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)
10.2	Administration Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Administration, L.L.C., dated February 16, 2022*
10.3	Trademark License Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Capital, L.L.C., dated June 18, 2019(2)
10.4	Custody Agreement between New Mountain Guardian III BDC, L.L.C. and U.S. Bank National Association, dated July 3, 2019(2)
10.5	Expense Limitation and Reimbursement Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)
10.6	Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A., dated July 30, 2019(2)
10.7	Form of Amendment, dated as of August 4, 2021, to Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A. (11)
10.8	Form of Facility Increase Letter, dated as of December 12, 2019, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(5)
10.9	Form of Facility Increase Letter, dated as of December 29, 2020, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(7)
10.10	Form of Facility Increase Letter, dated as of June 1, 2021, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(9)
10.11	Form of Facility Increase Letter, dated as of September 30, 2021, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(13)
10.12	Form of Custodian Agreement between New Mountain Guardian III BDC, L.L.C. and State Street Bank and Trust Company(2)
10.13	Transfer Agency and Registrar Services Agreement by and between New Mountain Guardian III BDC, L.L.C. and American Stock Transfer & Trust Company, LLC, dated August 1, 2019(2)
10.14
Loan and Security Agreement between New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III SPV, L.L.C., as the borrower, each of the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral custodian, dated August 30, 2019(2)

10.15
Form of Amendment No.2 to Loan and Security Agreement, dated as of June 29, 2021, among New Mountain Guardian III SPV, L.L.C. as the borrower, New Mountain Guardian III BDC, L.L.C. as the collateral manager, equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereon (10)

10.16
Form of Amendment No.3 to Loan and Security Agreement, dated as of October 28, 2021, among New Mountain Guardian III SPV, L.L.C. as the borrower, New Mountain Guardian III BDC, L.L.C. as the collateral manager, equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereon (11)

10.17
Form of Joinder Supplement, dated as of November 26, 2019, by and among New Mountain Guardian III SPV, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent and proposed lender(4)

10.18	Form of Master Note Purchase Agreement, dated August 4, 2021, by the between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto (12)
14.1	Code of Business Conduct and Ethics (6)
21.1	Subsidiaries of New Mountain Guardian III BDC, L.L.C.:
New Mountain Guardian III SPV, L.L.C. (Delaware)
New Mountain Guardian III OEC, Inc. (Delaware)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on December 16, 2019.
(6)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-K filed on March 4, 2020.
(7)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on January 4, 2021.
(8)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 23, 2021.
(9)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on June 4, 2021.
(10)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 6, 2021.
(11)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on November 3, 2021.
(12)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on August 10, 2021.
(13)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on October 6, 2021.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2022.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.
By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE	Chief Executive Officer (Principal Executive Officer)	March 9, 2022
Robert A. Hamwee

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2022
Shiraz Y. Kajee

By:	/s/ JOHN R. KLINE	President and Chairman of the Board of Directors	March 9, 2022
John R. Kline

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Director	March 9, 2022
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	March 9, 2022
Rome G. Arnold III

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 9, 2022
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	March 9, 2022
David Ogens