Form 10-Q
period 2022-03-31
New Mountain Guardian III BDC, L.L.C.
filed 2022-05-12
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 12, 2022 was 114,906,527. As of March 31, 2022, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,850,836 and $1,726,611, respectively)	$1,848,635	$1,725,182
Cash and cash equivalents	19,770	24,121
Interest and dividend receivable	10,884	7,707
Other assets	510	787
Total assets	$1,879,799	$1,757,797
Liabilities
Borrowings
Wells Credit Facility	$422,100	$473,100
Unsecured Notes	275,000	175,000
BMO Subscription Line	—	92,000
Deferred financing costs (net of accumulated amortization of $1,928 and $1,477, respectively)	(6,501)	(5,679)
Net borrowings	690,599	734,421
Distribution payable	20,798	19,477
Payable for unsettled securities purchased	8,352	79,176
Incentive fee payable	6,862	3,327
Management fee payable	5,407	2,370
Interest payable	2,805	2,876
Payable to affiliate	592	310
Other liabilities	2,094	1,561
Total liabilities	737,509	843,518
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 91,925,222 units issued and outstanding, respectively	1,145,395	915,583
Accumulated overdistributed earnings	(3,105)	(1,304)
Total members' capital	$1,142,290	$914,279
Total liabilities and members' capital	$1,879,799	$1,757,797
Members' capital per unit	$9.94	$9.95
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$28,421	$8,754
PIK interest income	1,583	83
Dividend income	1,814	—
Fee income	2,348	1,197
Total investment income	34,166	10,034
Expenses
Interest and other financing expenses	6,302	1,533
Incentive fee	3,535	1,040
Management fee	3,303	1,045
Administrative expenses	711	300
Professional fees	383	169
Organizational and offering expenses	—	117
Other general and administrative expenses	40	38
Total expenses	14,274	4,242
Less: management fees waived (See Note 5)	(265)	(104)
Net expenses	14,009	4,138
Net investment income before income taxes	20,157	5,896
Income tax expense	123	—
Net investment income	20,034	5,896
Net change in unrealized (depreciation) appreciation of investments	(772)	2,212
Net realized and unrealized (losses) gains	(772)	2,212
Net increase in members' capital resulting from operations	$19,262	$8,108
Earnings per unit (basic & diluted)	$0.20	$0.30
Weighted average common units outstanding - basic & diluted (See Note 10)	93,968,005	27,387,291

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Increase in members' capital resulting from operations:
Net investment income	$20,034	$5,896
Net change in unrealized (depreciation) appreciation of investments	(772)	2,212
Net increase in members' capital resulting from operations	19,262	8,108
Capital transactions
Contributions	229,812	53,550
Placement fees	(265)	(104)
Distributions declared to unitholders from net investment income	(20,798)	(5,504)
Total net increase in members' capital resulting from capital transactions	208,749	47,942
Net increase in members' capital	228,011	56,050
Members' capital at the beginning of the period	914,279	253,775
Members' capital at the end of the period	$1,142,290	$309,825

Capital unit activity
Units issued	22,981,305	5,355,000

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net increase in members' capital resulting from operations	$19,262	$8,108
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) of investments	772	(2,212)
Amortization of purchase discount	(594)	(463)
Amortization of deferred financing costs	451	108
Non-cash investment income	(2,238)	(69)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(128,041)	(145,528)
Proceeds from sales and paydowns of investments	6,791	26,229
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	181	18
Cash paid for purchase of drawn portion of revolving credit facilities	(78)	—
Cash paid on drawn revolvers	(9,825)	(1,101)
Cash repayments on drawn revolvers	9,579	1,140
Interest and dividend receivable	(3,177)	(856)
Other assets	277	(135)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(70,824)	54,846
Interest payable	(71)	(52)
Incentive fee payable	3,535	261
Management fee payable	3,037	(28)
Payable to affiliates	282	145
Other liabilities	458	(42)
Net cash flows used in operating activities	(170,223)	(59,631)
Cash flows from financing activities
Distributions	(19,477)	(4,902)
Net proceeds from issuance of common units	229,812	53,550
Proceeds from BMO Subscription Line	63,000	42,000
Repayment of BMO Subscription Line	(155,000)	(69,000)
Proceeds from Wells Credit Facility	118,000	37,000
Repayment of Wells Credit Facility	(169,000)	—
Proceeds from Unsecured Notes	100,000	—
Placement fees paid	(265)	—
Deferred financing costs paid	(1,198)	(3)
Net cash flows provided by financing activities	165,872	58,645
Net decrease in cash and cash equivalents	(4,351)	(986)
Cash and cash equivalents at the beginning of the period	24,121	8,766
Cash and cash equivalents at the end of the period	$19,770	$7,780

Supplemental disclosure of cash flow information
Cash interest paid	$5,867	$1,273
Non-cash financing activities:
Distributions declared and payable	$20,798	$5,504
Accrual for placement fees	265	120
Accrual for deferred financing costs	211	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (2)(4)	6.26% (L + 5.25%/Q)	12/30/2021	7/3/2025	$42,394	$42,196	$42,182
	First lien (4)	6.26% (L + 5.25%/Q)	8/26/2019	7/3/2025	13,481	13,410	13,414
					55,875	55,606	55,596	4.87%
GS Acquisitionco, Inc.
Software	First lien (2)(4)	7.25% (L + 5.75%/S)	2/6/2020	5/22/2026	44,507	44,329	44,507
	First lien (4)(5) - Drawn	7.25% (L + 5.75%/S)	2/6/2020	5/22/2026	2,008	2,000	2,008
					46,515	46,329	46,515	4.07%
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)(4)	6.75% (L + 6.00%/M)	12/20/2021	12/20/2028	46,682	46,230	46,215	4.04%
Diamondback Acquisition, Inc.
Software	First lien (2)(4)	6.51% (L + 5.50%/Q)	9/13/2021	9/13/2028	42,952	42,549	42,522	3.72%
Notorious Topco, LLC
Consumer Products	First lien (2)(4)	8.00% (L + 6.50%/S)	11/23/2021	11/23/2027	41,576	41,280	41,265
	First lien (4)(5) - Drawn	8.00% (L + 6.50%/S)	11/23/2021	5/24/2027	964	958	956
					42,540	42,238	42,221	3.70%
KWOR Acquisition, Inc.
Business Services	First lien (2)(4)	6.00% (L + 5.25%/M)	12/22/2021	12/22/2028	40,699	40,403	40,394
	First lien (4)(5) - Drawn	7.75% (P + 4.25%/Q)	12/22/2021	12/22/2027	367	367	365
					41,066	40,770	40,759	3.57%
CCBlue Bidco, Inc.
Healthcare Services	First lien (2)(4)	7.00% (L + 3.50% + 2.75% PIK/Q)*	12/20/2021	12/21/2028	40,385	39,996	39,981	3.50%
IG Investments Holdings, LLC
Business Services	First lien (2)(4)	7.01% (L + 6.00%/Q)	9/22/2021	9/22/2028	39,639	39,266	39,243
	First lien (4)(5) - Drawn	8.50% (P + 5.00%/Q)	9/22/2021	9/22/2027	620	617	614
					40,259	39,883	39,857	3.49%
Al Altius US Bidco, Inc.
Software	First lien (2)(4)	6.25% (L + 5.50%/S)	12/20/2021	12/20/2028	38,500	38,127	38,115	3.34%
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(4)	6.25% (L + 5.25%/Q)	12/30/2020	9/18/2023	19,750	19,750	19,750
	First lien (2)(4)	6.25% (L + 5.25%/Q)	8/15/2019	9/18/2023	12,045	11,904	12,045
	First lien (2)(4)	6.25% (L + 5.25%/Q)	6/15/2021	9/18/2023	3,764	3,764	3,764
					35,559	35,418	35,559	3.11%
Galway Borrower LLC
Insurance Services	First lien (2)(4)	6.26% (L + 5.25%/Q)	9/30/2021	9/29/2028	32,702	32,395	32,375
	First lien (4)	6.26% (L + 5.25%/Q)	9/30/2021	9/29/2028	2,255	2,249	2,233
	First lien (4)(5) - Drawn	6.26% (L + 5.25%/Q)	9/30/2021	9/29/2028	477	458	473
					35,434	35,102	35,081	3.07%
Stamps.com Inc.
Software	First lien (2)(4)	6.50% (L + 5.75%/Q)	10/5/2021	10/5/2028	19,925	19,737	19,726
	First lien (2)(4)	6.50% (L + 5.75%/Q)	12/13/2021	10/5/2028	14,439	14,299	14,294
					34,364	34,036	34,020	2.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CFS Management, LLC
Healthcare Services	First lien (2)(4)	7.25% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	$24,414	$24,307	$24,414
	First lien (4)	7.25% (SOFR + 6.25%/Q)	9/1/2021	7/1/2024	5,721	5,692	5,721
	First lien (4)	7.25% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	2,181	2,175	2,181
	First lien (4)(5) - Drawn	7.25% (SOFR + 6.25%/Q)	2/15/2022	7/1/2024	100	100	100
					32,416	32,274	32,416	2.84%
DECA Dental Holdings LLC
Healthcare Services	First lien (2)(4)	6.76% (L + 5.75%/Q)	8/26/2021	8/28/2028	28,884	28,615	28,595
	First lien (4)(5) - Drawn	6.76% (L + 5.75%/Q)	8/26/2021	8/28/2028	3,040	3,012	3,010
					31,924	31,627	31,605	2.77%
Eisner Advisory Group LLC
Financial Services	First lien (2)	6.00% (L + 5.25%/M)	8/16/2021	7/28/2028	28,476	28,344	28,334
	First lien	6.00% (L + 5.25%/M)	8/16/2021	7/28/2028	2,848	2,834	2,833
					31,324	31,178	31,167	2.73%
Associations, Inc.
Consumer Services	First lien (2)(4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	17,557	17,484	17,469
	First lien (4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,322	4,303	4,301
	First lien (4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,322	4,303	4,300
	First lien (4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,610	2,599	2,597
	First lien (4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,077	2,067	2,066
					30,888	30,756	30,733	2.69%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Drawn	6.75% (L + 5.75%/M)	8/13/2021	10/4/2027	24,751	24,699	24,751
	First lien (4)	6.75% (L + 5.75%/S)	1/10/2022	10/4/2027	3,114	3,084	3,114
	First lien (4)	6.75% (L + 5.75%/S)	1/10/2022	10/4/2027	2,088	2,068	2,088
	First lien (4)(5) - Drawn	6.75% (L + 5.75%/S)	8/13/2021	10/4/2027	614	611	614
					30,567	30,462	30,567	2.68%
Sun Acquirer Corp.
Consumer Services	First lien (2)(4)	6.76% (L + 5.75%/Q)	12/30/2021	9/8/2028	25,000	24,757	24,751
	First lien (2)(4)	6.76% (L + 5.75%/Q)	9/8/2021	9/8/2028	4,015	3,982	3,975
	First lien (4)(5) - Drawn	6.76% (L + 5.75%/Q)	9/8/2021	9/8/2028	1,581	1,568	1,566
					30,596	30,307	30,292	2.65%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(4)	6.50% (L + 5.50%/A)	12/1/2021	4/27/2027	18,164	18,078	18,073
	First lien (2)(4)	6.50% (L + 5.50%/A)	4/28/2021	4/27/2027	10,421	10,376	10,369
	First lien (2)(4)	6.50% (L + 5.50%/A)	10/14/2021	4/27/2027	1,602	1,595	1,594
					30,187	30,049	30,036	2.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(4)	6.25% (L + 5.50%/M)	12/22/2021	12/22/2027	$20,337	$20,141	$20,133
	Subordinated (4)	11.50% PIK/Q*	12/22/2021	12/22/2031	9,834	9,694	9,687
					30,171	29,835	29,820	2.61%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (2)(4)	7.00% (L + 3.50% + 2.75% PIK/Q)*	12/27/2021	11/24/2028	30,011	29,645	29,636	2.59%
Icebox Holdco III, Inc.
Distribution & Logistics	Second lien (2)	7.76% (L + 6.75%/Q)	12/15/2021	12/21/2029	30,000	29,853	29,569	2.58%
OEC Holdco, LLC (12)
OEConnection LLC
Business Services	Second lien (2)(4)	7.50% (L + 7.00%/M)	12/17/2021	9/25/2027	19,234	19,050	19,042
	Second lien (2)(4)	7.50% (L + 7.00%/M)	9/25/2019	9/25/2027	7,677	7,618	7,600
					26,911	26,668	26,642	2.33%
Idera, Inc.
Software	Second lien (4)	7.50% (L + 6.75%/S)	3/8/2021	3/2/2029	26,250	26,301	26,250	2.30%
Vehlo Purchaser, LLC
Software	First lien (4)	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	19,490	19,312	19,295
	First lien (4)(5) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	5,652	5,601	5,596
	First lien (4)(5) - Drawn	5.75% (L + 5.00%/M)	8/27/2021	8/27/2027	840	835	831
					25,982	25,748	25,722	2.25%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)	7.75% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	22,765	22,554	22,537
	First lien (4)	7.75% (L + 7.00% PIK/Q)*	3/11/2022	11/1/2028	3,120	3,089	3,089
					25,885	25,643	25,626	2.24%
Energize Holdco LLC
Business Services	Second lien (2)(4)	7.25% (L + 6.75%/M)	11/19/2021	12/7/2029	24,900	24,778	24,775	2.17%
Businessolver.com, Inc.
Software	First lien (2)(4)	6.50% (L + 5.75%/S)	12/1/2021	12/1/2027	24,594	24,477	24,472	2.14%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)	6.76% (L + 5.75%/Q)	12/20/2021	12/21/2027	17,834	17,662	17,656
	First lien (4)	6.71% (L + 5.75%/Q)	12/20/2021	12/21/2027	5,948	5,891	5,889
	First lien (4)(5) - Drawn	6.50% (L + 5.75%/Q)	12/20/2021	12/21/2027	608	603	602
					24,390	24,156	24,147	2.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Bullhorn, Inc.
Software	First lien (2)(4)	6.76% (L + 5.75%/Q)	9/24/2019	9/30/2026	$18,993	$18,894	$18,993
	First lien (4)	6.76% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,325	1,322	1,325
	First lien (2)(4)	6.76% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,214	1,211	1,214
	First lien (4)	6.76% (L + 5.75%/Q)	9/24/2019	9/30/2026	879	874	879
	First lien (4)	6.76% (L + 5.75%/Q)	9/24/2019	9/30/2026	394	392	394
	First lien (4)	6.76% (L + 5.75%/Q)	9/24/2019	9/30/2026	314	312	314
					23,119	23,005	23,119	2.02%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Drawn	6.46% (L + 5.50%/Q)	11/26/2021	11/26/2027	17,350	17,182	17,350
	First lien (4)	6.51% (L + 5.50%/Q)	5/19/2021	11/26/2027	4,975	4,934	4,975
					22,325	22,116	22,325	1.95%
Bluefin Holding, LLC
Software	Second lien (2)(4)	8.26% (L + 7.75%/Q)	9/6/2019	9/3/2027	22,000	22,000	22,000	1.93%
MED Parentco, LP
Healthcare Services	Second lien (2)	8.71% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,875	21,927	1.92%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (2)(4)	6.76% (L + 5.75%/Q)	3/30/2021	8/4/2025	8,437	8,403	8,437
	First lien (2)(4)	7.26% (L + 6.25%/Q)	8/4/2020	8/4/2025	7,430	7,365	7,475
	First lien (2)(4)	6.76% (L + 5.75%/Q)	3/4/2021	8/4/2025	4,705	4,686	4,705
	First lien (4)	7.26% (L + 6.25%/Q)	8/4/2020	8/4/2025	621	616	625
	First lien (4)	7.26% (L + 6.25%/Q)	8/4/2020	8/4/2025	392	388	394
					21,585	21,458	21,636	1.89%
Fortis Solutions Group, LLC
Packaging	First lien (2)(4)	6.51% (L + 5.50%/Q)	10/15/2021	10/13/2028	21,030	20,831	20,820	1.82%
MRI Software LLC
Software	First lien (2)(4)	6.51% (L + 5.50%/Q)	1/31/2020	2/10/2026	16,502	16,444	16,502
	First lien (2)(4)	6.51% (L + 5.50%/Q)	3/24/2021	2/10/2026	3,770	3,762	3,770
	First lien (4)	6.51% (L + 5.50%/Q)	1/31/2020	2/10/2026	477	475	477
					20,749	20,681	20,749	1.82%
Foundational Education Group, Inc.
Education	Second lien	7.00% (L + 6.50%/M)	8/19/2021	8/31/2029	19,706	19,630	19,595	1.72%
KAMC Holdings, Inc
Business Services	Second lien (2)(4)	8.47% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,373	19,535	1.71%
RealPage, Inc.
Business Services	Second lien	7.25% (L + 6.50%/M)	2/18/2021	4/23/2029	19,250	19,118	19,370	1.70%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)(4)	6.25% (L + 5.50%/M)	9/21/2021	9/27/2027	19,416	19,235	19,222	1.68%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

VetCor Professional Practices LLC
Consumer Services	First lien (4)(5) - Drawn	5.06% (L + 4.25%/S)	12/3/2021	7/2/2025	$11,945	$11,890	$11,885
	Second lien (4)(5) - Drawn	7.53% (L + 6.50%/S)	12/3/2021	7/2/2026	7,026	6,977	6,973
					18,971	18,867	18,858	1.65%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien	7.50% (L + 6.75%/M)	5/11/2021	11/19/2027	18,882	18,882	18,728	1.64%
TigerConnect, Inc.
Healthcare Services	First lien (2)(4)	7.75% (SOFR + 6.75%/Q)	2/16/2022	2/16/2028	18,409	18,228	18,225	1.60%
Daxko Acquisition Corporation
Software	First lien (2)(4)	6.25% (L + 5.50%/Q)	10/15/2021	10/16/2028	17,883	17,714	17,704
	First lien (4)(5) - Drawn	6.25% (L + 5.50%/S)	10/15/2021	10/16/2028	398	394	394
					18,281	18,108	18,098	1.58%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (2)(4)	6.75% (L + 5.75%/S)	4/20/2021	4/20/2028	17,486	17,350	17,334	1.52%
EAB Global, Inc.
Education	Second lien (4)	7.00% (L + 6.50%/S)	8/16/2021	8/16/2029	16,548	16,314	16,299	1.42%
Relativity ODA LLC
Software	First lien (4)	7.50% (L + 6.50% PIK/M)*	5/12/2021	5/12/2027	15,396	15,237	15,203	1.33%
Granicus, Inc.
Software	First lien (2)(4)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	10,695	10,627	10,695
	First lien (4)	7.50% (L + 6.50%/Q)	1/27/2021	1/29/2027	2,995	2,976	2,995
	First lien (4)(5) - Drawn	7.01% (L + 6.00%/Q)	4/23/2021	1/29/2027	1,386	1,374	1,372
					15,076	14,977	15,062	1.32%
USRP Holdings, Inc.
Federal Services	First lien (2)(4)	6.50% (L + 5.50%/Q)	7/22/2021	7/23/2027	13,222	13,098	13,090
	First lien (4)	6.50% (L + 5.50%/Q)	7/22/2021	7/23/2027	1,877	1,860	1,858
	First lien (4)(5) - Drawn	6.51% (L + 5.50%/Q)	7/22/2021	7/23/2027	7	8	7
					15,106	14,966	14,955	1.31%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(4)	6.75% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	9,600	9,538	9,600
	First lien (4)	6.75% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	5,035	5,007	5,035
					14,635	14,545	14,635	1.28%
iCIMS, Inc.
Software	First lien (2)(4)	7.50% (L + 6.50%/S)	11/16/2020	9/12/2024	12,261	12,178	12,261
	First lien (2)(4)	7.50% (L + 6.50%/S)	8/27/2019	9/12/2024	2,290	2,278	2,290
					14,551	14,456	14,551	1.27%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)	6.33% (SOFR + 5.50%/Q)	2/25/2022	2/25/2028	13,862	13,793	13,792	1.21%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

New Trojan Parent, Inc.
Healthcare Services	Second lien (4)	7.75% (L + 7.25%/M)	1/22/2021	1/5/2029	$13,238	$13,179	$13,238	1.16%
Syndigo LLC
Software	Second lien (4)	8.75% (L + 8.00%/S)	12/14/2020	12/15/2028	12,500	12,426	12,500	1.09%
VT Topco, Inc.
Business Services	Second lien (4)	7.76% (L + 6.75%/Q)	7/30/2021	7/31/2026	7,837	7,811	7,837
	Second lien (2)(4)	7.76% (L + 6.75%/Q)	8/6/2020	7/31/2026	4,475	4,189	4,475
					12,312	12,000	12,312	1.08%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien (4)	7.50% (L + 6.75%/M)	3/18/2021	3/30/2029	12,188	12,160	12,188	1.06%
Specialtycare, Inc.
Healthcare Services	First lien (2)(4)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	11,816	11,687	11,674	1.02%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(4)	6.75% (L + 6.00%/M)	3/1/2021	3/1/2028	11,101	10,955	11,101	0.97%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(4)	6.51% (L + 5.50%/Q)	8/2/2021	8/2/2028	10,818	10,718	10,710
	First lien (4)(5) - Drawn	6.51% (L + 5.50%/Q)	8/2/2021	8/2/2028	29	28	28
					10,847	10,746	10,738	0.94%
Maverick Bidco Inc.
Software	Second lien (4)	7.50% (L + 6.75%/Q)	4/29/2021	5/18/2029	9,000	8,979	8,977
	Second lien (4)	9.25% (P + 5.75%/Q)	4/29/2021	5/18/2029	1,200	1,194	1,197
					10,200	10,173	10,174	0.89%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(4)	6.70% (L + 5.25%/S)	12/29/2021	12/29/2028	10,216	10,117	10,114	0.89%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (4)	7.70% (L + 7.25%/M)	7/16/2021	8/10/2026	10,000	9,978	10,000	0.88%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(4)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	8,123	8,095	8,123
	First lien (2)(4)	9.00% (L + 8.00%/S)	10/15/2020	8/6/2026	1,462	1,450	1,462
					9,585	9,545	9,585	0.84%
Kaseya Inc.
Software	First lien (2)(4)	7.50% (L + 5.50% + 1.00% PIK/Q)*	3/4/2020	5/2/2025	5,175	5,129	5,175
	First lien (2)(4)	7.50% (L + 5.50% + 1.00% PIK/Q)*	3/4/2020	5/2/2025	2,052	2,038	2,052
	First lien (2)(4)	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	1,706	1,694	1,706
	First lien (4)(5) - Drawn	7.50% (L + 5.50% + 1.00% PIK/Q)*	9/8/2021	5/2/2025	417	414	417
	First lien (2)(4)	7.50% (L + 5.50% + 1.00% PIK/Q)*	8/3/2020	5/2/2025	231	228	231
					9,581	9,503	9,581	0.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Infogain Corporation
Software	First lien (2)(4)	6.75% (L + 5.75%/S)	7/30/2021	7/28/2028	$9,221	$9,157	$9,152
	First lien (4)(5) - Drawn	6.75% (L + 5.75%/Q)	7/30/2021	7/30/2026	371	370	368
					9,592	9,527	9,520	0.83%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(4)	6.26% (L + 5.25%/Q)	7/19/2021	7/19/2027	8,281	8,197	8,188
	First lien (4)(5) - Drawn	6.25% (L + 5.25%/M)	7/19/2021	7/19/2026	906	897	896
					9,187	9,094	9,084	0.80%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(4)	6.25% (L + 5.50%/M)	10/19/2021	10/19/2028	8,655	8,572	8,568
	First lien (4)(5) - Drawn	8.00% (P + 4.50%/Q)	10/19/2021	10/19/2028	495	490	490
					9,150	9,062	9,058	0.79%
Huskies Parent, Inc.
Business Services	First lien (2)(4)	6.25% (L + 5.50%/Q)	12/31/2021	11/3/2028	8,525	8,463	8,461
	First lien (4)(5) - Drawn	6.25% (L + 5.50%/Q)	12/31/2021	11/3/2027	298	296	296
					8,823	8,759	8,757	0.77%
Mamba Purchaser, Inc.
Healthcare Services	Second lien (4)	7.00% (L + 6.50%/M)	9/29/2021	10/15/2029	8,709	8,655	8,652	0.76%
Radwell Parent, LLC
Distribution & Logistics	First lien	6.60% (SOFR + 5.75%/Q)	3/11/2022	4/1/2029	8,427	8,364	8,364	0.73%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(4)	6.00% (L + 5.25%/S)	6/30/2021	6/29/2027	7,449	7,382	7,422
	First lien (4)(5) - Drawn	6.15% (L + 5.25%/S)	6/30/2021	6/29/2027	908	900	905
					8,357	8,282	8,327	0.73%
Smile Doctors LLC
Healthcare Services	First lien (4)	6.76% (L + 5.75%/Q)	2/14/2022	12/23/2028	7,464	7,428	7,426
	First lien (4)(5) - Drawn	6.93% (L + 5.75%/S)	2/14/2022	12/23/2028	287	284	285
					7,751	7,712	7,711	0.68%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	5.46% (L + 5.00%/M)	7/30/2019	7/31/2026	7,331	7,306	7,223	0.63%
Community Brands ParentCo, LLC
Software	First lien (4)	6.50% (SOFR + 5.75%/Q)	2/24/2022	2/24/2028	7,217	7,146	7,145	0.62%
Ministry Brands Holdings, LLC
Software	First lien (2)(4)	6.51% (L + 5.50%/Q)	12/31/2021	12/29/2028	7,062	7,028	7,027	0.62%
USIC Holdings, Inc.
Business Services	Second lien	7.25% (L + 6.50%/M)	5/7/2021	5/14/2029	7,000	6,968	6,942	0.61%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(4)	5.75% (SOFR + 4.75%/M)	1/10/2022	12/23/2026	5,135	5,086	5,084
	First lien (4)(5) - Drawn	5.75% (SOFR + 4.75%/M)	1/10/2022	12/23/2026	1,293	1,281	1,280
					6,428	6,367	6,364	0.56%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(4)(5) - Drawn	6.28% (L + 5.50%/M)	8/12/2021	8/13/2026	6,301	6,245	6,301	0.55%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)	4.50% (L + 3.50%/M)	9/27/2019	8/28/2024	7,309	6,607	6,249	0.55%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Vectra Co.
Business Products	Second lien	7.71% (L + 7.25%/M)	6/22/2020	3/8/2026	$6,248	$5,940	$6,019	0.53%
Calabrio, Inc.
Software	First lien (4)	8.01% (L + 7.00%/Q)	4/16/2021	4/16/2027	5,979	5,940	5,940	0.52%
Safety Borrower Holdings LLC
Information Services	First lien (2)(4)	6.76% (L + 5.75%/Q)	9/1/2021	9/1/2027	5,742	5,715	5,713
	First lien (4)(5) - Drawn	8.25% (P + 4.75%/Q)	9/1/2021	9/1/2027	128	128	127
					5,870	5,843	5,840	0.51%
PDQ.com Corporation
Information Technology	First lien (2)(4)	6.01% (L + 5.00%/Q)	12/30/2021	8/27/2027	5,700	5,672	5,672	0.50%
Appriss Health Holdings, LLC (7)
Appriss Health, LLC
Healthcare Information Technology	First lien (4)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,688	4,646	4,641	0.41%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(4)	7.54% (L + 6.75%/S)	5/12/2021	5/18/2029	4,222	4,202	4,202	0.37%
Cloudera, Inc.
Software	Second lien	6.50% (L + 6.00%/M)	8/10/2021	10/8/2029	4,006	3,997	3,956	0.35%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	6.71% (L + 6.25%/M)	2/12/2021	2/23/2029	3,000	2,993	2,979	0.26%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(4)	9.25% (L + 8.25%/S)	8/27/2019	9/5/2024	2,134	2,123	2,134	0.19%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(4)	6.75% (L + 5.75%/M)	12/17/2021	2/20/2026	1,869	1,861	1,869	0.16%
Total Funded Debt Investments - United States					$1,713,954	$1,700,894	$1,699,135	148.75%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(4)	6.75% (L + 6.00%/Q)	10/1/2021	9/29/2028	$32,801	$32,492	$32,472	2.84%
Total Funded Debt Investments - Netherlands					$32,801	$32,492	$32,472	2.84%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(4)	8.71% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,371	$22,500	1.97%
Total Funded Debt Investments - United Kingdom					$22,500	$22,371	$22,500	1.97%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(4)	8.46% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$12,000	1.05%
Total Funded Debt Investments - Canada					$12,000	$12,000	$12,000	1.05%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.00% (L + 5.00%/S)	7/30/2019	7/31/2026	$8,423	$8,393	$8,412	0.74%
Total Funded Debt Investments - United Arab Emirates					$8,423	$8,393	$8,412	0.74%
Total Funded Debt Investments					$1,789,678	$1,776,150	$1,774,519	155.35%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Equity - United States
Dealer Tire Holdings, LLC (10)
Distribution & Logistics	Preferred shares (4)	—	9/13/2021	—	30,082	$32,268	$33,270	2.91%
OEC Holdco, LLC (12)
Business Services	Preferred shares (3)(4)	—	12/17/2021	—	17,786	17,608	17,608	1.54%
ACI Parent Inc. (11)
Healthcare Services	Preferred shares (4)	—	8/2/2021	—	12,500	13,375	13,365	1.17%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	—	4/6/2021	—	5,000	5,469	5,462	0.48%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	—	4/20/2021	—	5,000	5,439	5,432	0.48%
Appriss Health Holdings, LLC (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred shares (4)	—	5/6/2021	—	1,167	1,269	1,267	0.11%
Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	11/1/2021	—	10	—	—	—%
Total Shares - United States						$75,428	$76,404	6.69%
Total Shares						$75,428	$76,404	6.69%
Total Funded Investments						$1,851,578	$1,850,923	162.04%
Unfunded Debt Investments - United States
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	3/1/2021	3/1/2023	$4,898	$—	$—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(4)(5) - Undrawn	—	8/12/2021	8/11/2023	4,319	—	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	3/12/2021	3/10/2023	1,591	—	—	—%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	10/22/2021	10/22/2023	10,490	—	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	3/13/2020	2/6/2025	592	(2)	—	—%
GS AcquisitionCo, Inc.
Software	First lien (4)(5) - Undrawn	—	10/7/2021	11/2/2022	14,450	—	—
	First lien (4)(5) - Undrawn	—	2/6/2020	5/22/2026	354	(2)	—
					14,804	(2)	—	—%
MRI Software LLC
Software	First lien (4)(5) - Undrawn	—	2/11/2022	8/16/2023	4,347	—	—
	First lien (2)(4)(5) - Undrawn	—	3/24/2021	6/30/2022	910	—	—
	First lien (4)(5) - Undrawn	—	1/31/2020	2/10/2026	1,170	(4)	—
					6,427	(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Kaseya Inc.
Software	First lien (4)(5) - Undrawn	—	8/3/2020	5/2/2025	$156	$(2)	$—
	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2023	385	(3)	—
					541	(5)	—	—%
CFS Management, LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	2/15/2022	2/15/2024	1,036	(6)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Undrawn	—	11/26/2021	11/26/2023	6,874	—	—
	First lien (4)(5) - Undrawn	—	11/26/2021	11/26/2024	741	(7)	—
					7,615	(7)	—	—%
Bullhorn, Inc.
Software	First lien (4)(5) - Undrawn	—	9/24/2019	9/30/2026	964	(5)	—
	First lien (4)(5) - Undrawn	—	10/5/2021	11/8/2022	1,382	(3)	—
					2,346	(8)	—	—%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (4)(5) - Undrawn	—	8/4/2020	8/4/2025	2,335	(12)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Undrawn	—	8/13/2021	10/4/2027	1,867	(5)	—
	First lien (4)(5) - Undrawn	—	8/13/2021	6/3/2022	15,160	(35)	—
					17,027	(40)	—	—%
Smile Doctors LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	2/14/2022	12/26/2023	249	(1)	(1)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	7/19/2021	7/19/2026	226	(3)	(3)	(0.00)%
Appriss Health Holdings, LLC (7)
Appriss Health, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	5/6/2021	5/6/2027	313	(3)	(3)	(0.00)%
Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	4/16/2021	4/16/2027	720	(5)	(5)	(0.00)%
KPSKY Acquisition Inc.
Industrial Services	First lien (4)(5) - Undrawn	—	10/19/2021	10/19/2023	497	—	(5)	(0.00)%
Recorded Future, Inc.
Software	First lien (4)(5) - Undrawn	—	8/26/2019	7/3/2025	1,630	(8)	(8)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2027	384	(2)	(2)
	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2022	1,279	—	(6)
					1,663	(2)	(8)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2027	$727	$(7)	$(3)
	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2023	1,635	—	(6)
					2,362	(7)	(9)	(0.00)%
Huskies Parent, Inc.
Business Services	First lien (4)(5) - Undrawn	—	12/31/2021	11/3/2027	426	(3)	(3)
	First lien (4)(5) - Undrawn	—	12/31/2021	11/3/2023	751	—	(6)
					1,177	(3)	(9)	(0.00)%
Associations, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	7/2/2021	7/2/2027	1,772	(8)	(9)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(4)(5) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(9)	(0.00)%
Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	1/27/2021	1/29/2027	1,207	(7)	—
	First lien (4)(5) - Undrawn	—	4/23/2021	4/21/2023	911	—	(9)
					2,118	(7)	(9)	(0.00)%
Infogain Corporation
Software	First lien (4)(5) - Undrawn	—	7/30/2021	7/30/2026	1,483	(11)	(11)	(0.00)%
Radwell Parent, LLC
Distribution & Logistics	First lien (5) - Undrawn	—	3/11/2022	4/1/2028	449	(3)	(3)
	First lien (5) - Undrawn	—	3/11/2022	4/1/2024	1,124	(8)	(8)
					1,573	(11)	(11)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (4)(5) - Undrawn	—	2/24/2022	2/24/2028	425	(4)	(4)
	First lien (4)(5) - Undrawn	—	2/24/2022	2/26/2024	849	—	(8)
					1,274	(4)	(12)	(0.00)%
Ministry Brands Holdings, LLC
Software	First lien (4)(5) - Undrawn	—	12/31/2021	12/30/2027	678	(3)	(3)
	First lien (4)(5) - Undrawn	—	12/31/2021	12/30/2023	2,260	—	(11)
					2,938	(3)	(14)	(0.00)%
Specialtycare, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2026	280	(4)	(3)
	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2023	1,015	(6)	(12)
					1,295	(10)	(15)	(0.00)%
Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	5/12/2021	5/12/2027	1,439	(15)	(18)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2027	$559	$(4)	$(6)
	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2023	1,378	(10)	(14)
					1,937	(14)	(20)	(0.00)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	4/20/2021	4/20/2027	2,259	(17)	(20)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	9/22/2021	9/22/2027	2,482	(25)	(25)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	9/21/2021	9/27/2027	2,523	(23)	(25)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	1,331	(12)	(13)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/16/2023	1,813	—	(18)
					3,144	(12)	(31)	(0.00)%
Businessolver.com, Inc.
Software	First lien (4)(5) - Undrawn	—	12/1/2021	12/1/2023	6,622	—	(33)	(0.00)%
TigerConnect, Inc.
Healthcare Services	First lien (2)(4)(5) - Undrawn	—	2/16/2022	2/16/2023	759	—	(8)
	First lien (4)(5) - Undrawn	—	2/16/2022	2/16/2028	2,630	(26)	(26)
					3,389	(26)	(34)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (4)(5) - Undrawn	—	12/22/2021	12/22/2027	5,285	(40)	(40)	(0.00)%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	12/27/2021	5/24/2024	3,196	—	(40)	(0.00)%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	11/1/2021	11/1/2027	4,009	(37)	(40)	(0.00)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	4/28/2021	4/27/2027	1,500	(6)	—
	First lien (4)(5) - Undrawn	—	12/1/2021	11/29/2023	9,932	(47)	(50)
					11,432	(53)	(50)	(0.00)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2027	1,144	(10)	(11)
	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2023	3,977	—	(40)
					5,121	(10)	(51)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	2/25/2022	2/25/2028	$1,214	$(6)	$(6)
	First lien (4)(5) - Undrawn	—	2/25/2022	2/25/2024	9,710	—	(49)
					10,924	(6)	(55)	(0.00)%
OA Buyer, Inc.
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	12/20/2021	12/20/2028	5,959	(57)	(60)	(0.01)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (4)(5) - Undrawn	—	12/29/2021	12/29/2027	1,057	(10)	(11)
	First lien (4)(5) - Undrawn	—	12/29/2021	6/29/2023	5,284	—	(53)
					6,341	(10)	(64)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	11/23/2021	5/24/2027	2,650	(20)	(20)
	First lien (4)(5) - Undrawn	—	11/23/2021	11/23/2023	6,023	—	(45)
					8,673	(20)	(65)	(0.01)%
Allworth Financial Group, L.P.
Financial Services	First lien (4)(5) - Undrawn	—	1/10/2022	12/23/2022	260	(3)	(3)
	First lien (4)(5) - Undrawn	—	1/10/2022	12/23/2026	1,573	(15)	(16)
	First lien (4)(5) - Undrawn	—	1/20/2022	1/20/2024	5,118	—	(51)
					6,951	(18)	(70)	(0.01)%
PDQ.com Corporation
Information Technology	First lien (4)(5) - Undrawn	—	12/30/2021	8/28/2023	14,286	—	(71)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (4)(5) - Undrawn	—	9/13/2021	9/13/2023	7,203	—	(72)	(0.01)%
Galway Borrower LLC
Insurance Services	First lien (4)(5) - Undrawn	—	9/30/2021	9/30/2027	2,518	(23)	(25)
	First lien (4)(5) - Undrawn	—	9/30/2021	9/29/2023	4,810	—	(48)
					7,328	(23)	(73)	(0.01)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	12/20/2021	12/21/2027	1,776	(18)	(18)
	First lien (4)(5) - Undrawn	—	12/20/2021	12/21/2023	5,959	—	(60)
					7,735	(18)	(78)	(0.01)%
CCBlue Bidco, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	12/20/2021	12/21/2023	7,946	—	(79)	(0.01)%
USRP Holdings, Inc.
Federal Services	First lien (4)(5) - Undrawn	—	7/22/2021	7/23/2027	425	(4)	(4)
	First lien (4)(5) - Undrawn	—	7/22/2021	7/23/2023	8,516	—	(85)
					8,941	(4)	(89)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DECA Dental Holdings LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	8/26/2021	8/26/2027	$2,292	$(21)	$(23)
	First lien (4)(5) - Undrawn	—	8/26/2021	8/28/2023	6,875	—	(69)
					9,167	(21)	(92)	(0.01)%
Al Altius US Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	12/20/2021	12/13/2023	9,300	—	(93)	(0.01)%

Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	2,928	(27)	(29)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/13/2023	8,541	—	(85)
					11,469	(27)	(114)	(0.01)%
Vehlo Purchaser, LLC
Software	First lien (4)(5) - Undrawn	—	8/27/2021	8/27/2027	3,358	(34)	(34)
	First lien (4)(5) - Undrawn	—	8/27/2021	8/28/2023	8,325	—	(83)
					11,683	(34)	(117)	(0.02)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	12/22/2021	12/22/2027	2,427	(23)	(24)
	First lien (4)(5) - Undrawn	—	12/22/2021	12/22/2023	22,329	—	(223)
					24,756	(23)	(247)	(0.02)%
VetCor Professional Practices LLC
Consumer Services	First lien (4)(5) - Undrawn	—	12/3/2021	7/2/2024	3,137	(14)	(16)
	First lien (4)(5) - Undrawn	—	12/3/2021	12/4/2023	16,247	—	(81)
	Second lien (4)(5) - Undrawn	—	12/3/2021	12/4/2023	21,203	—	(159)
					40,587	(14)	(256)	(0.03)%
Total Unfunded Debt Investments - United States					$349,176	$(719)	$(2,263)	(0.20)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	10/1/2021	10/1/2027	$2,460	$(23)	$(25)	(0.00)%
Total Unfunded Debt Investments - Netherlands					$2,460	$(23)	$(25)	(0.00)%
Total Unfunded Debt Investments					$351,636	$(742)	$(2,288)	(0.20)%
Total Non-Controlled/Non-Affiliated Investments						$1,850,836	$1,848,635	161.84%
Total Investments						$1,850,836	$1,848,635	161.84%

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
March 31, 2022
(in thousands, except shares)
(unaudited)

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2022.
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
(13)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2022, 4.01% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2022
(unaudited)

March 31, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	74.30%
Second lien	21.05%
Subordinated	0.52%
Equity and other	4.13%
Total investments	100.00%

March 31, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	34.75%
Business Services	15.22%
Healthcare Services	14.26%
Consumer Services	7.95%
Healthcare Information Technology	6.27%
Financial Services	4.56%
Distribution & Logistics	4.29%
Education	2.40%
Consumer Products	2.28%
Information Technology	2.06%
Insurance Services	1.89%
Packaging	1.12%
Specialty Chemicals & Materials	1.01%
Federal Services	0.80%
Industrial Services	0.49%
Business Products	0.33%
Information Services	0.32%
Total investments	100.00%

March 31, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.64%
Fixed rates	4.36%
Total investments	100.00%
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
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition, for details.
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
March 31, 2022
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1,149,065. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The "Investment Period" began on July 15, 2019 and will continue until the four-year anniversary of such date. The term of the Company is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
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
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses, a market segment the Company believes continues to be underserved by other lenders. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2022, the Company's top five industry concentrations were software, business services, healthcare services, consumer services and healthcare information technology.

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
The Company's consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company's portfolio investments are not consolidated in the financial statements.
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized PIK interest from investments of $1,583 and $83, respectively, and PIK dividends from investments of $1,814 and $0, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2022 and December 31, 2021, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
To continue to qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
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
For the three months ended March 31, 2022 and March 31, 2021, the Company recognized a total income tax expense of approximately $123 and $0, respectively, for the Company's consolidated subsidiary. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded current income tax expense of approximately $123 and $0, respectively, and no deferred income tax provision. As of March 31, 2022 and December 31, 2021, the Company had no deferred tax assets or liabilities.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 (“ASC740”) through December 31, 2021. The 2019 through 2021 tax years and forward remains subject to examination by the U.S. Federal, state, and local tax authorities.
Distributions—Distributions to the Company's unitholders are recorded on the record date as set by the Company's board of directors. The Company intends to make timely distributions to its unitholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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
Note 3. Investments
At March 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,373,903	$1,373,387
Second lien	391,811	389,157
Subordinated	9,694	9,687
Equity and other	75,428	76,404
Total investments	$1,850,836	$1,848,635

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$642,216	$642,610
Business Services	283,379	281,314
Healthcare Services	263,421	263,550
Consumer Services	147,631	146,977
Healthcare Information Technology	115,928	115,835
Financial Services	84,301	84,379
Distribution & Logistics	78,942	79,310
Education	44,337	44,306
Consumer Products	42,218	42,156
Information Technology	38,141	38,048
Insurance Services	35,079	35,008
Packaging	20,804	20,706
Specialty Chemicals & Materials	18,634	18,666
Federal Services	14,962	14,866
Industrial Services	9,062	9,053
Business Products	5,940	6,019
Information Services	5,841	5,832
Total investments	$1,850,836	$1,848,635
At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,254,285	$1,253,901
Second lien	388,339	387,406
Subordinated	9,390	9,390
Equity and other	74,597	74,485
Total investments	$1,726,611	$1,725,182

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$627,811	$628,680
Business Services	277,885	276,357
Healthcare Services	220,144	220,301
Healthcare Information Technology	115,837	115,772
Consumer Services	112,867	112,204
Distribution & Logistics	70,542	70,068
Financial Services	67,152	67,432
Education	44,349	44,493
Consumer Products	41,948	41,898
Information Technology	38,145	38,063
Insurance Services	34,682	34,617
Packaging	20,849	20,757
Specialty Chemicals & Materials	18,673	18,711
Federal Services	14,993	14,904
Industrial Services	9,083	9,076
Business Products	5,924	6,130
Information Services	5,727	5,719
Total investments	$1,726,611	$1,725,182
As of March 31, 2022, the Company had unfunded commitments on revolving credit facilities of $77,834 and no unfunded commitments on bridge facilities. As of March 31, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $273,802. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2022.
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,373,387	$—	$53,051	$1,320,336
Second lien	389,157	—	129,085	260,072
Subordinated	9,687	—	—	9,687
Equity and other	76,404	—	—	76,404
Total investments	$1,848,635	$—	$182,136	$1,666,499
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,253,901	$—	$47,305	$1,206,596
Second lien	387,406	—	165,511	221,895
Subordinated	9,390	—	—	9,390
Equity and other	74,485	—	—	74,485
Total investments	$1,725,182	$—	$212,816	$1,512,366
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2021	$1,512,366	$1,206,596	$221,895	$9,390	$74,485
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	1,394	677	(366)	(5)	1,088
Purchases, including capitalized PIK and revolver fundings	140,003	130,702	8,168	302	831
Proceeds from paydowns of investments	(11,459)	(11,459)	—	—	—
Transfers into Level III(1)	64,241	—	64,241	—	—
Transfers out of Level III(1)	(40,046)	(6,180)	(33,866)	—	—
Fair Value, March 31, 2022	$1,666,499	$1,320,336	$260,072	$9,687	$76,404
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,394	$677	$(366)	$(5)	$1,088

(1)As of March 31, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2022 and March 31, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2022 were as follows:

				Range
Type	Fair Value as of March 31, 2022	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,311,983	Market & income approach	EBITDA multiple	7.0x	75.0x	20.2x
			Revenue multiple	5.5x	20.0x	9.7x
			Discount rate	6.0%	12.3%	8.1%
	8,353	Other	N/A (1)	N/A	N/A	N/A
Second lien	260,072	Market & income approach	EBITDA multiple	12.0x	32.0x	19.0x
			Discount rate	8.4%	15.7%	9.6%
Subordinated	9,687	Market & income approach	EBITDA multiple	14.0x	20.3x	17.3x
			Discount rate	11.1%	13.5%	12.3%
Equity and other	76,404	Market & income approach	EBITDA multiple	11.0x	35.0x	15.6x
			Revenue multiple	9.0x	20.0x	19.0x
			Discount rate	9.0%	13.5%	11.9%
	$1,666,499

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
The fair value of the Wells Credit Facility (as defined below), which is categorized as Level III within the fair value hierarchy as of March 31, 2022 and December 31, 2021, approximates its carrying value. The fair value of the BMO Subscription Line (as defined below), which was categorized as Level III within the fair value hierarchy as of December 31, 2021, approximates its carrying value. The carrying value of the Unsecured Notes (as defined below) approximates its fair value as of March 31, 2022 and December 31, 2021, based on a comparison of market interest rates for the Company's borrowings and similar entities and is considered Level III. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (as defined below) with the Investment Adviser. Under the investment advisory and management agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services, to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
The Company's board of directors initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between the Company and the Investment Adviser on June 18, 2019. Following approval from the Company's initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by the Company's board of directors, including a majority of the directors who are not considered "interested persons" of the Company, as the term is used under Section 2(a)(19) of the 1940 Act. Before the Prior Investment Management Agreement’s

expiration, the Company inadvertently failed to present the Prior Investment Management Agreement for renewal to its board of directors as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Company's board of directors or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated as a technical matter effective as of July 15, 2021.
On February 16, 2022, the Company's board of directors approved a new investment advisory and management agreement (the "Investment Management Agreement") between the Company and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of the outstanding voting securities of the Company approved the Investment Management Agreement via written consent. On March 21, 2022, the Company filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, reflecting the unitholders' approval of the Investment Management Agreement. As a result of this approval, the Investment Management Agreement became effective on April 11, 2022. The Investment Management Agreement will have a term of two years beginning April 11, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to this the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
For the three months ended March 31, 2022 and March 31, 2021, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended March 31, 2022 and March 31, 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
Management fee	$3,303	$1,045
Less: management fee waiver	(265)	(104)
Net management fee	3,038	941
Incentive fee, excluding accrued incentive fees on capital gains	$3,535	$1,040
For the three months ended March 31, 2022 and March 31, 2021, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2022 and March 31, 2021, approximately $258 and $159 respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2022 and December 31, 2021, approximately $478 and $220, respectively, of indirect administrative expenses was included in payable to affiliates.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company intends to file an application to amend its existing Exemptive Order to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.
Note 6. Borrowings
BMO Subscription Line—On July 30, 2019, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on March 9, 2022, the "BMO Subscription Line"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments of the Company. On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
From July 30, 2019 to March 9, 2022, the BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum. As of the most recent amendment on March 9, 2022, in additional to certain other changes, the BMO Subscription Line was amended to bear interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.5% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.

The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$653	$607
Amortization of financing costs	7	3
Weighted average interest rate	3.0%	3.0%
Effective interest rate	3.1%	3.0%
Average debt outstanding	$94,578	$82,096
As of December 31, 2021, the outstanding balance on the BMO Subscription Line was $92,000, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such date.
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, and most recently amended on March 11, 2022, the "Wells Credit Facility") as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $700,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on March 11, 2022, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment to the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Fourth Amendment to the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$3,339	$643
Non-usage fee	38	164
Amortization of financing costs	299	105
Weighted average interest rate	2.3%	2.4%
Effective interest rate	2.6%	3.4%
Average debt outstanding	$575,044	$108,767
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $422,100 and $473,100, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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

On March 10, 2022, the Company entered into a first supplement (the "Supplement") to its Note Purchase Agreement with certain Purchasers. Pursuant to the Supplement, on March 10, 2022, the Company issued to the Purchasers $100,000 in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “2022A Unsecured Notes”).
All fees associated with the origination of the 2021A Unsecured Notes and the 2022A Unsecured Notes (together, the "Unsecured Notes") are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Unsecured Notes.
The 2021A Tranche A Notes and the 2021A Tranche B Notes bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. The 2022A Unsecured Notes bear interest at an annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year, which will commence on July 15, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
The Company is obligated to offer to prepay the Unsecured Notes (i) each time the Company receives an aggregate amount of net proceeds from the repayment, or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time the Company receives an aggregate amount of net proceeds, or if the Company is permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of Unsecured Notes issued under the Note Purchase Agreement and the Supplement.
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
The Unsecured Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries and financing vehicles.
For the three months ended March 31, 2022, interest expense and amortization of financing costs incurred on the Unsecured Notes were $1,810 and $146, respectively. The weighted average interest rate and effective interest rate on the Unsecured Notes for the three months ended March 31, 2022 were 3.6% and 3.9%, respectively.
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $275,000 and $175,000, respectively, and the Company was in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
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

Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to take the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2022, the Company had unfunded commitments on revolving credit facilities of $77,834, no outstanding bridge financing commitments, and other future funding commitments of $273,802. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $71,664, no outstanding bridge financing commitments and other future funding commitments of $288,517. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Wells Credit Facility as of March 31, 2022 and had revolving borrowings available under the Wells Credit Facility and BMO Subscription Line as of December 31, 2021. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $79,269 and $45,900, respectively, which could require funding in the future.
COVID-19 Developments
On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. For the three months ended March 31, 2022 and subsequent to March 31, 2022, the COVID-19 pandemic has had a significant impact on the U.S. economy and the Company.
The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including outbreaks of variants such as the Delta and Omicron variants, as well as any other variants, and its impact on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence and underwriting processes, and financial markets. Further, the operational and financial performance of the portfolio companies in which the Company makes investments may be significantly impacted by COVID-19, which may in turn impact the valuation of the Company's investments. The Company believes that its portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and unitholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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

Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2022.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 10, 2022	March 24, 2022	22,981,305	$229,812
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 26, 2021	February 26, 2021	5,250,000	$52,500
February 26, 2021	March 11, 2021	105,000	1,050
		5,355,000	$53,550
The following table reflects the distributions declared on the Company's common units for the three months ended March 31, 2022.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 29, 2022	March 30, 2022	April 20, 2022	$0.181
The following table reflects the distributions declared on the Company's common units for the three months ended March 31, 2021.

Date Declared	Record Date	Payment Date	Per Unit Amount
February 24, 2021	February 25, 2021	April 13, 2021	$0.120
March 26, 2021	March 30, 2021	April 13, 2021	0.080
			$0.200
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$19,262	$8,108
Denominator for basic & diluted weighted average unit:	93,968,005	27,387,291
Basic & diluted earnings per unit:	$0.20	$0.30

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
Per unit data(1):
Members' capital, December 31, 2021 and December 31, 2020, respectively	$9.95	$10.00
Net investment income	0.21	0.22
Net realized and unrealized (losses) gains(2)	(0.04)	0.06
Total net increase	0.17	0.28
Distributions declared to unitholders from net investment income	(0.18)	(0.20)
Members' capital, March 31, 2022 and March 31, 2021, respectively	$9.94	$10.08
Total return based on members' capital(3)	1.77%	2.82%
Units outstanding at end of period	114,906,527	30,734,458
Average weighted units outstanding for the period	93,968,005	27,387,291
Average members' capital for the period	$934,686	$273,881
Ratio to average members' capital:
Net investment income(4)	8.69%	8.86%
Total expenses, before waivers/reimbursements(4)	6.25%	6.15%
Total expenses, net of waivers/reimbursements(4)	6.13%	6.00%

Average debt outstanding—Unsecured Notes	$199,444	N/A
Average debt outstanding—BMO Subscription Line	$94,578	$82,096
Average debt outstanding—Wells Credit Facility	$575,044	$108,767
Asset coverage ratio	263.86%	260.49%
Portfolio turnover	0.39%	6.04%

Capital Commitments	$1,149,065	$512,241
Funded Capital Commitments	$1,149,065	$307,345
% of Capital Commitments funded	100.00%	60.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for issuance of Units and distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the three months ended March 31, 2022 and March 31, 2021 were $(0.03) and $(0.02), respectively.
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
N/A    Not applicable.

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 13. Subsequent Events
On April 11, 2022, the Company entered into a new investment advisory and management agreement (the "New Investment Management Agreement"), by and between the Company and the Investment Adviser. The terms of the New Investment Management Agreement are substantially identical to those of the prior investment advisory and management agreement that was executed on July 15, 2019, and under which the Investment Adviser had provided investment advisory services to the Company since its inception. The New Investment Management Agreement has a term of two years beginning April 11, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to this New Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the board of directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2022, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments, as of December 31, 2021, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities and members’ capital as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.

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
May 12, 2022

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky and related other vehicles; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
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

We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.15 billion. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and will continue until the four-year anniversary of such date (the "Investment Period"). Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
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
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of March 31, 2022, our top five industry concentrations were software, business services, healthcare services, consumer services and healthcare information technology.
As of March 31, 2022, our members' capital was approximately $1,142.3 million and our portfolio had a fair value of approximately $1,848.6 million in 95 portfolio companies.
Recent Developments
On April 11, 2022, we entered into a new investment advisory and management agreement (the "New Investment Management Agreement"), by and between us and the Investment Adviser. The terms of the New Investment Management Agreement are substantially identical to those of the prior investment advisory and management agreement that was executed on July 15, 2019, and under which the Investment Adviser had provided investment advisory services to us since the inception. The New Investment Management Agreement has a term of two years beginning April 11, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the our board of directors, or by the vote of a majority of our outstanding voting securities and (B) the vote of a majority of our directors who are not parties to this New Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the Investment Company Act) of any such party, in accordance with the requirements of the Investment Company Act.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopen their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks, including outbreaks of variants such as the Delta and Omicron variants, as well as any other variants, will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, travelers from the United States are restricted from visiting many countries including countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2022.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2022.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2022 and March 31, 2021, we recognized PIK interest from investments of approximately $1.6 million and $0.1 million, respectively, and PIK dividends from investments of approximately $1.8 million and $0.0 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2022 and December 31, 2021, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We have recently consolidated our portfolio monitoring procedures by combining our previously bifurcated system that separately (1) rated investments based on their performance compared to expectations and (2) assigned a risk rating to each investment based on the expected impact from the COVID-19 pandemic. As described more fully below, our new portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below).
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:

•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "1" to "4", with "1" being the worst and "4" being the best:
◦Tier 1 – Severe business underperformance and/or severe market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 4 – Business performance is in-line with or above expectations
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2022:

(in millions)	As of March 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	6.6	0.4%	6.2	0.3%
Yellow	22.4	1.2%	19.5	1.1%
Green	1,821.8	98.4%	1,822.9	98.6%
	$1,850.8	100.0%	$1,848.6	100.0%
As of March 31, 2022, all investments in our portfolio had a Green Risk Rating with the exception of one portfolio company that had a Yellow Risk Rating and one portfolio company that had an Orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,848.6 million in 95 portfolio companies at March 31, 2022 and approximately $1,725.2 million in 90 companies at December 31, 2021.
The following table shows our portfolio and investment activity for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
New investments in 24 and 16 portfolio companies, respectively	$127.9	$145.5
Debt repayments in existing portfolio companies	(6.8)	(26.2)
Sales of securities in 0 and 0 portfolio companies, respectively	—	—
Change in unrealized appreciation on 17 and 17 portfolio companies, respectively	1.9	3.3
Change in unrealized depreciation on 75 and 25 portfolio companies, respectively	(2.7)	(1.1)
Recent Accounting Standards Updates
See Part 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021
Revenue

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Total interest income	$30,004	$8,837
Dividend income	1,814	—
Fee income	2,348	1,197
Total investment income	$34,166	$10,034
Our total investment income increased by approximately $24.1 million, or 241%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, total investment income of approximately $34.2 million consisted of approximately $27.8 million in cash interest from investments, approximately $1.6 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.6 million, approximately $1.8 million in PIK dividends from investments and approximately $2.4 million in fee income. The increase in interest income of approximately $21.2 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to increased interest income which is attributable to larger invested balances, driven by proceeds from drawdowns on Capital Commitments, higher drawn balances on our revolving credit facility and the issuance of our Unsecured Notes (as defined below). Our dividend income for the three months ended March 31, 2022 was due to our new investments in preferred securities. Fee income during the three months ended March 31, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 14 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Management fee	$3,303	$1,045
Less: management fee waiver	(265)	(104)
Net management fee	3,038	941
Interest and other financing expenses	6,302	1,533
Incentive fee	3,535	1,040
Administrative expenses	711	300
Professional fees	383	169
Organizational and offering expenses	—	117
Other general and administrative expenses	40	38
Net expenses before income taxes	14,009	4,138
Income tax expense	123	—
Net expenses after income taxes	$14,132	$4,138
Our total net operating expenses increased by $10.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Our management fee increased by approximately $2.1 million, net of a management fee waiver, and our incentive fee increased by approximately $2.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $4.8 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to higher drawn balances on our revolving credit facility and our issuance of the Unsecured Notes (as defined below) in August 2021, December 2021 and March 2022.
Administrative expenses increased by approximately $0.4 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Organization and offering expenses decreased by approximately $0.1 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the end of Closing Period on October 15, 2021. Total professional fees, and total other general and administrative expenses increased by approximately $0.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to increased costs as we continued to deploy capital contributions.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net realized losses on investments	$—	$—
Net change in unrealized (depreciation) appreciation of investments	(772)	2,212
Net realized and unrealized (losses) gains	$(772)	$2,212
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $0.8 million for the three months ended March 31, 2022 as compared to net realized gains and unrealized appreciation resulting in a net gain of approximately $2.2 million for the three months ended March 31, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2022, was primarily driven by amortization on the portfolio and a slight overall decrease in market prices of our investments during the period. The net gain for the three months ended March 31, 2021 was primarily driven by the overall increase in market prices of our investments during the period due to the partial recovery of the market from the impact of the COVID-19 pandemic.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2022, our asset coverage ratio was 263.9%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On March 31, 2022 and December 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2022	December 31, 2021
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	229.8
% of Capital Commitments funded	100.0%	80.0%
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $19.8 million and $24.1 million, respectively. Our cash used in operating activities for the three months ended March 31, 2022 and March 31, 2021, were approximately $170.2 million and $59.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $351.6 million and $360.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2022 and December 31, 2021, we had commitment letters to purchase investments in the aggregate par amount of $79.3 million and $45.9 million, respectively, which could require funding in the future. As of March 31, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
BMO Subscription Line—On July 30, 2019, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on March 9, 2022, the "BMO Subscription Line"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments. On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
From July 30, 2019 to March 9, 2022, the BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum. As of the most recent amendment on March 9, 2022, in addition to certain other changes, the BMO Subscription Line was amended to bear interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month SOFR Quoted Rate (as defined below) for such day plus 2.5% per annum. SOFR Quoted Rate means as of any day of determination,

3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
As of December 31, 2021, the outstanding balance on the BMO Subscription Line was $92.0 million, and we were in compliance with the applicable covenants in the BMO Subscription Line on such date.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three months ended March 31, 2022 and March 31, 2021.
Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, and most recently amended on March 11, 2022, the "Wells Credit Facility") as the borrower, us as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $700.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to usy and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
As of the most recent amendment on March 11, 2022, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment to the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Fourth Amendment to the Loan and Security Agreement).
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $422.1 million and $473.1 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three months ended March 31, 2022 and March 31, 2021.
Unsecured Notes—On August 4, 2021, we entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, we issued to the Purchasers, in a private placement, $125.0 million in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and on December 21, 2021, at a second closing, we issued $50.0 million in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the Tranche A Notes, the "2021A Unsecured Notes"). On March 10, 2022, we entered into a first supplement (the "Supplement") to its Note Purchase Agreement with certain Purchasers. Pursuant to the Supplement, on March 10, 2022, we issued to the Purchasers $100.0 million in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “2022A Unsecured Notes”).
All fees associated with the origination of the 2021A Unsecured Notes and the 2022A Unsecured Notes (together, the "Unsecured Notes") are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Unsecured Notes.
The 2021A Tranche A Notes and the 2021A Tranche B Notes bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. The 2022A Unsecured Notes bear interest at an annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year, which will commence on July 15, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or we cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
We are obligated to offer to prepay the Unsecured Notes (i) each time we receive an aggregate amount of net proceeds from the repayment, or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time we receive an aggregate amount of net proceeds, or if we are permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25.0 million and (B) 10% of the aggregate principal of the Unsecured Notes issued under the Note Purchase Agreement.

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
The Unsecured Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles.
As of March 31, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $275.0 million and $175.0 million, respectively, and we were in compliance with the applicable covenants in the Unsecured Notes on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three months ended March 31, 2022.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$275.0	$—	$—	$275.0	$—
Wells Credit Facility (2)	422.1	—	—	422.1	—
Total Contractual Obligations	$697.1	$—	$—	$697.1	$—

(1)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased, $100.0 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased..
(2)Under the terms of the $700.0 million Wells Credit Facility, all outstanding borrowings under that facility ($422.1 million as of March 31, 2022) must be repaid on or before July 15, 2025. As of March 31, 2022, there was approximately $277.9 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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
We have also entered into an administration agreement (the "Administration Agreement"), with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends
Distributions declared for the three months ended March 31, 2022 and March 31, 2021 totaled approximately $20.8 million and $5.5 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2021 and December 31, 2020, total distributions declared were $44.3 million and $16.7 million, respectively, of which the distributions were comprised of approximately 98.47% and 100.00%, respectively, of ordinary income, 1.53% and 0.00%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2022, approximately $0.3 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2022, $0.5 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
We intend to file an application to amend the Exemptive Order. See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Most recently, the Federal Reserve raised interest rates an additional 0.50% in May 2022, and indicated that it would raise rates at each of the remaining five meetings in 2022. During the three months ended March 31, 2022, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of March 31, 2022, approximately 95.6% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 4.4% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(0.46)%
Base Interest Rate	—%
+100 Basis Points	7.92%
+200 Basis Points	19.10%
+300 Basis Points	30.27%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2022. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain Form 8-Ks filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Third Amended and Restated Limited Liability Company Agreement dated as of July 22, 2021(3)
3.2	Certificate of Formation(2)
4.1	Form of Subscription Agreement(1)
10.1	Form of First Supplement to Master Note Purchase Agreement, dated March 10, 2022, by and between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto(4)
10.2	Form of Second Amendment to Loan Authorization Agreement, dated March 9, 2022, between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A.(4)
10.3
Form of Amendment No. 4 to Loan and Security Agreement, dated March 11, 2022, among New Mountain Guardian III SPV, L.L.C., as the borrower, New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III BDC, L.L.C., as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereto(4)

10.4	Investment Advisory and Management Agreement, dated as of April 11, 2022, by and between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 23, 2021.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on March 15, 2022.
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on April 13, 2022.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2022.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)