Form 10-Q
period 2022-06-30
New Mountain Guardian III BDC, L.L.C.
filed 2022-08-12
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 12, 2022 was 114,906,527. As of June 30, 2022, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,070,632 and $1,726,611, respectively)	$2,052,675	$1,725,182
Cash and cash equivalents	22,338	24,121
Interest and dividend receivable	8,269	7,707
Other assets	532	787
Total assets	$2,083,814	$1,757,797
Liabilities
Borrowings
Wells Credit Facility	$647,100	$473,100
Unsecured Notes	275,000	175,000
BMO Subscription Line	—	92,000
Deferred financing costs (net of accumulated amortization of $2,449 and $1,477, respectively)	(6,083)	(5,679)
Net borrowings	916,017	734,421
Distribution payable	24,935	19,477
Interest payable	5,790	2,876
Incentive fee payable	4,215	3,327
Management fee payable	3,302	2,370
Payable for unsettled securities purchased	2,098	79,176
Payable to affiliate	371	310
Deferred tax liability	156	—
Other liabilities	1,596	1,561
Total liabilities	958,480	843,518
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 91,925,222 units issued and outstanding, respectively	1,145,395	915,583
Accumulated overdistributed earnings	(20,061)	(1,304)
Total members' capital	$1,125,334	$914,279
Total liabilities and members' capital	$2,083,814	$1,757,797
Members' capital per unit	$9.79	$9.95
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$32,594	$11,016	$61,015	$19,770
PIK interest income	1,771	219	3,354	302
Dividend income	1,872	245	3,686	245
Fee income	3,251	1,401	5,599	2,598
Total investment income	39,488	12,881	73,654	22,915
Expenses
Interest and other financing expenses	7,153	2,106	13,455	3,639
Incentive fee	4,215	1,337	7,750	2,377
Management fee	3,302	1,352	6,605	2,397
Administrative expenses	640	378	1,351	678
Professional fees	398	153	781	322
Organizational and offering expenses	—	91	—	208
Other general and administrative expenses	61	44	101	82
Total expenses	15,769	5,461	30,043	9,703
Less: management fees waived (See Note 5)	—	(156)	(265)	(260)
Net expenses	15,769	5,305	29,778	9,443
Net investment income before income taxes	23,719	7,576	43,876	13,472
Income tax benefit	(172)	—	(49)	—
Net investment income	23,891	7,576	43,925	13,472
Net change in unrealized (depreciation) appreciation of investments	(15,756)	(1,475)	(16,528)	737
Provision for taxes	(156)	—	(156)	—
Net realized and unrealized (losses) gains	(15,912)	(1,475)	(16,684)	737
Net increase in members' capital resulting from operations	$7,979	$6,101	$27,241	$14,209
Earnings per unit (basic & diluted)	$0.07	$0.19	$0.26	$0.48
Weighted average common units outstanding - basic & diluted (See Note 10)	114,906,527	31,338,974	104,495,107	29,374,049

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Increase in members' capital resulting from operations:
Net investment income	$23,891	$7,576	$43,925	$13,472
Net change in unrealized (depreciation) appreciation of investments	(15,756)	(1,475)	(16,528)	737
Provision for taxes	(156)	—	(156)	—
Net increase in members' capital resulting from operations	7,979	6,101	27,241	14,209
Capital transactions
Contributions	—	25,005	229,812	78,555
Placement fees	—	(156)	(265)	(260)
Distributions declared to unitholders from net investment income	(24,935)	(7,909)	(45,733)	(13,413)
Total net (decrease) increase in members' capital resulting from capital transactions	(24,935)	16,940	183,814	64,882
Net (decrease) increase in members' capital	(16,956)	23,041	211,055	79,091
Members' capital at the beginning of the period	1,142,290	309,825	914,279	253,775
Members' capital at the end of the period	$1,125,334	$332,866	$1,125,334	$332,866

Capital unit activity
Units issued	—	2,500,500	22,981,305	7,855,500

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net increase in members' capital resulting from operations	$27,241	$14,209
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) of investments	16,528	(737)
Amortization of purchase discount	(1,609)	(826)
Amortization of deferred financing costs	972	227
Non-cash investment income	(5,867)	(374)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(379,347)	(272,114)
Proceeds from sales and paydowns of investments	44,585	41,076
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	263	83
Cash paid for purchase of drawn portion of revolving credit facilities	(141)	(34)
Cash paid on drawn revolvers	(19,373)	(1,977)
Cash repayments on drawn revolvers	17,468	2,025
Interest and dividend receivable	(562)	(1,796)
Other assets	255	(232)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(77,078)	14,332
Interest payable	2,914	207
Incentive fee payable	888	558
Management fee payable	932	227
Deferred tax liability	156	—
Payable to affiliates	61	179
Other liabilities	(34)	58
Net cash flows used in operating activities	(371,748)	(204,909)
Cash flows from financing activities
Distributions	(40,275)	(10,406)
Net proceeds from issuance of common units	229,812	78,555
Proceeds from BMO Subscription Line	63,000	154,000
Repayment of BMO Subscription Line	(155,000)	(99,000)
Proceeds from Wells Credit Facility	353,000	84,500
Repayment of Wells Credit Facility	(179,000)	—
Proceeds from Unsecured Notes	100,000	—
Placement fees paid	(265)	(140)
Deferred financing costs paid	(1,307)	(1,294)
Net cash flows provided by financing activities	369,965	206,215
Net (decrease) increase in cash and cash equivalents	(1,783)	1,306
Cash and cash equivalents at the beginning of the period	24,121	8,766
Cash and cash equivalents at the end of the period	$22,338	$10,072

Supplemental disclosure of cash flow information
Cash interest paid	$9,278	$2,919
Income taxes paid	92	—
Non-cash financing activities:
Distributions declared and payable	$24,935	$7,909
Accrual for deferred financing costs	204	20
Accrual for placement fees	—	130
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (2)(4)	8.13% (L + 5.25%/S)	12/30/2021	7/3/2025	$42,288	$42,104	$42,076
	First lien (4)	8.13% (L + 5.25%/S)	8/26/2019	7/3/2025	13,448	13,382	13,380
					55,736	55,486	55,456	4.93%
GS Acquisitionco, Inc.
Software	First lien (2)(4)	7.26% (L + 5.75%/Q)	2/6/2020	5/22/2026	44,394	44,228	44,394
	First lien (4)	7.26% (L + 5.75%/Q)	2/6/2020	5/22/2026	6,446	6,431	6,446
	First lien (4)(5) - Drawn	8.63% (L + 5.75%/S)	2/6/2020	5/22/2026	591	592	591
					51,431	51,251	51,431	4.57%
Bottomline Technologies, Inc.
Financial Services	First lien (4)	7.50% (SOFR + 5.50%/M)	5/12/2022	5/14/2029	49,873	49,381	49,374	4.39%
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)(4)	7.67% (L + 6.00%/M)	12/20/2021	12/20/2028	46,565	46,128	45,946
	First lien (2)(4)	7.67% (L + 6.00%/M)	5/6/2022	12/20/2028	2,940	2,911	2,901
					49,505	49,039	48,847	4.34%
Notorious Topco, LLC
Consumer Products	First lien (2)(4)	8.00% (L + 6.50%/S)	11/23/2021	11/23/2027	41,472	41,186	41,161
	First lien (4)(5) - Drawn	8.05% (L + 6.50%/S)	11/23/2021	5/24/2027	1,566	1,557	1,554
					43,038	42,743	42,715	3.80%
CCBlue Bidco, Inc.
Healthcare Services	First lien (2)(4)	8.50% (L + 3.50% + 2.75% PIK/Q)*	12/20/2021	12/21/2028	40,749	40,373	40,342
	First lien (4)(5) - Drawn	10.00% (P + 5.25%/Q)	12/20/2021	12/21/2028	2,119	2,098	2,098
					42,868	42,471	42,440	3.77%
Diamondback Acquisition, Inc.
Software	First lien (2)(4)	7.17% (L + 5.50%/M)	9/13/2021	9/13/2028	42,844	42,455	42,415	3.77%
KWOR Acquisition, Inc.
Business Services	First lien (2)	6.99% (L + 5.25%/M)	12/22/2021	12/22/2028	40,699	40,412	40,394
	First lien (5) - Drawn	9.00% (P + 4.25%/Q)	12/22/2021	12/22/2027	763	761	757
					41,462	41,173	41,151	3.66%
Anaplan, Inc.
Software	First lien (2)	8.01% (SOFR + 6.50%/M)	6/21/2022	6/21/2029	40,440	40,037	40,036	3.56%
IG Investments Holdings, LLC
Business Services	First lien (2)(4)	8.02% (L + 6.00%/Q)	9/22/2021	9/22/2028	39,539	39,179	39,144
	First lien (4)(5) - Drawn	9.75% (P + 5.00%/Q)	9/22/2021	9/22/2027	853	849	845
					40,392	40,028	39,989	3.55%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Drawn	7.68% (SOFR + 6.00%/S)	8/13/2021	10/4/2027	$33,256	$33,188	$33,256
	First lien (4)	7.00% (L + 6.00%/S)	1/10/2022	10/4/2027	3,106	3,077	3,106
	First lien (4)	7.52% (SOFR + 6.00%/S)	1/10/2022	10/4/2027	2,083	2,064	2,083
	First lien (4)(5) - Drawn	7.00% (L + 6.00%/Q)	8/13/2021	10/4/2027	822	820	822
					39,267	39,149	39,267	3.49%
Al Altius US Bidco, Inc.
Software	First lien (2)(4)	8.28% (L + 5.50%/S)	12/20/2021	12/20/2028	38,500	38,139	37,846	3.36%
Galway Borrower LLC
Insurance Services	First lien (2)	7.50% (L + 5.25%/Q)	9/30/2021	9/29/2028	32,620	32,323	31,723
	First lien	7.50% (L + 5.25%/Q)	9/30/2021	9/29/2028	3,812	3,778	3,707
					36,432	36,101	35,430	3.15%
Frontline Technologies Group Holdings, LLC
Software	First lien (2)(4)	6.49% (L + 5.25%/Q)	12/30/2020	9/18/2023	19,554	19,554	19,554
	First lien (2)(4)	6.49% (L + 5.25%/Q)	8/15/2019	9/18/2023	11,926	11,807	11,926
	First lien (2)(4)	6.49% (L + 5.25%/Q)	6/15/2021	9/18/2023	3,727	3,727	3,727
					35,207	35,088	35,207	3.13%
VetCor Professional Practices LLC
Consumer Services	First lien (4)	5.59% (L + 4.25%/Q)	12/3/2021	7/2/2025	28,122	28,003	28,122
	Second lien (4)(5) - Drawn	7.53% (L + 6.50%/S)	12/3/2021	7/2/2026	7,026	6,979	6,964
					35,148	34,982	35,086	3.12%
Stamps.com Inc.
Software	First lien (2)(4)	6.87% (L + 5.75%/M)	10/5/2021	10/5/2028	19,876	19,694	19,677
	First lien (2)(4)	6.87% (L + 5.75%/M)	12/13/2021	10/5/2028	14,403	14,268	14,258
					34,279	33,962	33,935	3.02%
CFS Management, LLC
Healthcare Services	First lien (2)(4)	8.57% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	24,352	24,256	24,352
	First lien (4)	8.57% (SOFR + 6.25%/Q)	9/1/2021	7/1/2024	5,710	5,685	5,710
	First lien (4)	8.57% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	2,175	2,170	2,175
	First lien (4)(5) - Drawn	8.57% (SOFR + 6.25%/Q)	2/15/2022	7/1/2024	100	100	100
					32,337	32,211	32,337	2.87%
DECA Dental Holdings LLC
Healthcare Services	First lien (2)(4)	8.00% (L + 5.75%/Q)	8/26/2021	8/28/2028	28,811	28,551	28,523
	First lien (4)(5) - Drawn	8.00% (L + 5.75%/Q)	8/26/2021	8/28/2028	3,033	3,006	3,002
	First lien (4)(5) - Drawn	8.00% (L + 5.75%/Q)	8/26/2021	8/26/2027	764	759	756
					32,608	32,316	32,281	2.87%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Associations, Inc.
Consumer Services	First lien (2)(4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	$17,668	$17,598	$17,579
	First lien (4)	8.72% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,349	4,331	4,328
	First lien (4)	8.44% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,349	4,331	4,328
	First lien (4)	7.88% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,627	2,615	2,614
	First lien (4)	7.50% (L + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,090	2,081	2,079
					31,083	30,956	30,928	2.75%
Eisner Advisory Group LLC
Financial Services	First lien (2)(4)	6.39% (SOFR + 4.75%/M)	8/16/2021	7/28/2028	28,405	28,277	27,979
	First lien (4)	6.39% (SOFR + 4.75%/M)	8/16/2021	7/28/2028	2,840	2,828	2,798
					31,245	31,105	30,777	2.73%
Sun Acquirer Corp.
Consumer Services	First lien (2)(4)	7.42% (L + 5.75%/M)	12/30/2021	9/8/2028	24,875	24,641	24,626
	First lien (2)(4)	7.42% (L + 5.75%/M)	9/8/2021	9/8/2028	4,005	3,973	3,965
	First lien (4)(5) - Drawn	7.42% (L + 5.75%/M)	9/8/2021	9/8/2028	1,665	1,652	1,648
	First lien (4)(5) - Drawn	9.50% (P + 4.75%/Q)	9/8/2021	9/8/2027	56	57	55
					30,601	30,323	30,294	2.69%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(4)	7.14% (L + 5.50%/M)	12/22/2021	12/22/2027	20,286	20,098	20,083
	Subordinated (4)	11.50% PIK/Q *	12/22/2021	12/22/2031	10,120	9,983	9,969
					30,406	30,081	30,052	2.67%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (2)(4)	7.88% (L + 3.50% + 2.75% PIK/M)*	12/27/2021	11/24/2028	30,286	29,932	29,908	2.66%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(4)	6.50% (L + 5.50%/A)	12/1/2021	4/27/2027	18,118	18,036	17,867
	First lien (2)(4)	7.17% (L + 5.50%/A)	4/28/2021	4/27/2027	10,395	10,352	10,251
	First lien (2)(4)	6.50% (L + 5.50%/A)	10/14/2021	4/27/2027	1,598	1,591	1,576
					30,111	29,979	29,694	2.64%
Icebox Holdco III, Inc.
Distribution & Logistics	Second lien (2)	9.00% (L + 6.75%/Q)	12/15/2021	12/21/2029	30,000	29,857	28,500	2.53%
Foreside Financial Group, LLC
Business Services	First lien (2)(4)	7.12% (L + 5.50%/M)	5/26/2022	9/30/2027	27,450	27,180	27,174	2.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Fortis Solutions Group, LLC
Packaging	First lien (2)(4)	7.65% (L + 5.50%/Q)	10/15/2021	10/13/2028	$20,977	$20,784	$20,768
	First lien (4)	7.65% (L + 5.50%/Q)	10/15/2021	10/13/2028	5,744	5,692	5,687
	First lien (4)(5) - Drawn	7.73% (L + 5.50%/Q)	10/15/2021	10/15/2027	195	197	193
					26,916	26,673	26,648	2.37%
OEC Holdco, LLC (12)
OEConnection LLC
Business Services	Second lien (2)(4)	8.60% (L + 7.00%/M)	12/17/2021	9/25/2027	19,234	19,057	19,042
	Second lien (2)(4)	8.67% (L + 7.00%/M)	9/25/2019	9/25/2027	7,677	7,620	7,600
					26,911	26,677	26,642	2.37%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)	9.25% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	23,225	23,022	22,992
	First lien (4)	9.25% (L + 7.00% PIK/Q)*	3/11/2022	11/1/2028	3,183	3,153	3,151
					26,408	26,175	26,143	2.32%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)	8.00% (L + 5.75%/Q)	12/20/2021	12/21/2027	17,789	17,624	17,611
	First lien (4)	8.00% (L + 5.75%/Q)	12/20/2021	12/21/2027	5,933	5,878	5,874
	First lien (4)(5) - Drawn	6.99% (L + 5.75%/Q)	12/20/2021	12/21/2027	1,586	1,572	1,571
	First lien (4)(5) - Drawn	7.39% (L + 5.75%/Q)	12/20/2021	12/21/2027	608	604	602
					25,916	25,678	25,658	2.28%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (2)	8.29% (SOFR + 5.75%/S)	6/23/2022	6/25/2029	25,847	25,653	25,653	2.28%
Idera, Inc.
Software	Second lien (4)	7.82% (L + 6.75%/M)	3/8/2021	3/2/2029	26,250	26,299	25,612	2.28%
Energize Holdco LLC
Business Services	Second lien (2)(4)	9.00% (L + 6.75%/Q)	11/19/2021	12/7/2029	24,900	24,782	24,633	2.19%
Businessolver.com, Inc.
Software	First lien (2)(4)	8.00% (L + 5.75%/Q)	12/1/2021	12/1/2027	24,533	24,420	24,376	2.17%

Bullhorn, Inc.
Software	First lien (2)(4)	8.00% (L + 5.75%/Q)	9/24/2019	9/30/2026	18,945	18,850	18,945
	First lien (4)	8.00% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,322	1,319	1,322
	First lien (2)(4)	8.00% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,211	1,208	1,211
	First lien (4)	8.00% (L + 5.75%/Q)	9/24/2019	9/30/2026	877	872	877
	First lien (4)	8.00% (L + 5.75%/Q)	9/24/2019	9/30/2026	393	391	393
	First lien (4)	8.00% (L + 5.75%/Q)	9/24/2019	9/30/2026	313	312	313
					23,061	22,952	23,061	2.05%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (2)(4)	8.63% (L + 5.75%/Q)	3/30/2021	8/4/2025	$8,416	$8,384	$8,416
	First lien (2)(4)	9.13% (L + 6.25%/Q)	8/4/2020	8/4/2025	7,412	7,350	7,412
	First lien (2)(4)	8.63% (L + 5.75%/S)	3/4/2021	8/4/2025	4,693	4,676	4,693
	First lien (4)(5) - Drawn	8.49% (L + 6.25%/Q)	8/4/2020	8/4/2025	1,167	1,171	1,167
	First lien (4)	9.13% (L + 6.25%/Q)	8/4/2020	8/4/2025	620	615	620
	First lien (4)	9.13% (L + 6.25%/Q)	8/4/2020	8/4/2025	391	388	391
					22,699	22,584	22,699	2.02%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Drawn	7.75% (L + 5.50%/Q)	11/26/2021	11/26/2027	17,307	17,144	17,307
	First lien (4)	7.75% (L + 5.50%/Q)	5/19/2021	11/26/2027	4,963	4,924	4,963
					22,270	22,068	22,270	1.98%
MRI Software LLC
Software	First lien (2)(4)	7.75% (L + 5.50%/Q)	1/31/2020	2/10/2026	16,459	16,406	16,459
	First lien (2)(4)	7.75% (L + 5.50%/Q)	3/24/2021	2/10/2026	4,668	4,659	4,668
	First lien (4)	7.75% (L + 5.50%/Q)	1/31/2020	2/10/2026	476	474	476
					21,603	21,539	21,603	1.92%
Bluefin Holding, LLC
Software	Second lien (2)(4)	9.83% (L + 7.75%/Q)	9/6/2019	9/3/2027	22,000	22,000	21,347	1.90%
DOCS, MSO, LLC
Healthcare Services	First lien (2)	6.90% (SOFR + 5.75%/M)	6/1/2022	6/1/2028	21,248	21,248	21,248	1.89%
MED Parentco, LP
Healthcare Services	Second lien (2)(4)	9.92% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,879	20,887	1.86%
KAMC Holdings, Inc
Business Services	Second lien (2)(4)	9.44% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,378	19,535	1.74%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)(4)	7.75% (L + 5.50%/Q)	9/21/2021	9/27/2027	19,367	19,194	19,174
	First lien (4)(5) - Drawn	7.17% (L + 5.50%/Q)	9/21/2021	9/27/2027	269	270	266
					19,636	19,464	19,440	1.73%
Daxko Acquisition Corporation
Software	First lien (2)(4)	7.17% (L + 5.50%/M)	10/15/2021	10/16/2028	17,838	17,674	17,615
	First lien (4)	7.17% (L + 5.50%/M)	10/15/2021	10/16/2028	1,503	1,489	1,484
					19,341	19,163	19,099	1.70%
Foundational Education Group, Inc.
Education	Second lien (4)	8.82% (SOFR + 6.50%/Q)	8/19/2021	8/31/2029	19,706	19,632	18,665	1.66%
RealPage, Inc.
Business Services	Second lien	8.17% (L + 6.50%/M)	2/18/2021	4/23/2029	19,250	19,122	18,288	1.63%
TigerConnect, Inc.
Healthcare Services	First lien (2)(4)	7.75% (SOFR + 6.75%/S)	2/16/2022	2/16/2028	18,409	18,234	18,225	1.62%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien	7.56% (SOFR + 6.75%/Q)	5/11/2021	11/19/2027	$18,882	$18,882	$18,126	1.61%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (2)(4)	6.75% (L + 5.75%/S)	4/20/2021	4/20/2028	17,442	17,311	17,349	1.54%
EAB Global, Inc.
Education	Second lien (4)	7.54% (L + 6.50%/Q)	8/16/2021	8/16/2029	16,548	16,321	16,299	1.45%
Relativity ODA LLC
Software	First lien (4)	9.15% (L + 6.50% PIK/M)*	5/12/2021	5/12/2027	15,622	15,469	15,622	1.39%
Granicus, Inc.
Software	First lien (2)(4)	8.75% (L + 6.50%/Q)	1/27/2021	1/29/2027	10,668	10,604	10,668
	First lien (4)	8.75% (L + 6.50%/Q)	1/27/2021	1/29/2027	2,987	2,969	2,987
	First lien (4)(5) - Drawn	8.25% (L + 6.00%/Q)	4/23/2021	1/29/2027	1,382	1,371	1,382
					15,037	14,944	15,037	1.34%
USRP Holdings, Inc.
Federal Services	First lien (2)(4)	7.75% (L + 5.50%/Q)	7/22/2021	7/23/2027	13,189	13,070	13,057
	First lien (4)	7.75% (L + 5.50%/Q)	7/22/2021	7/23/2027	1,872	1,857	1,853
					15,061	14,927	14,910	1.32%
DCA Investment Holding, LLC
Healthcare Services	First lien (2)(4)	6.75% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	9,573	9,513	9,573
	First lien (4)	6.75% (SOFR + 6.00%/Q)	3/12/2021	4/3/2028	5,022	4,999	5,022
	First lien (4)(5) - Drawn	6.75% (SOFR + 6.00%/Q)	3/12/2021	4/3/2028	148	144	148
					14,743	14,656	14,743	1.31%
iCIMS, Inc.
Software	First lien (2)(4)	6.72% (L + 5.50%/Q)	11/16/2020	9/12/2024	12,261	12,186	12,261
	First lien (2)(4)	6.72% (L + 5.50%/Q)	8/27/2019	9/12/2024	2,290	2,279	2,290
					14,551	14,465	14,551	1.29%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)	7.70% (SOFR + 5.50%/Q)	2/25/2022	2/25/2028	13,827	13,760	13,758	1.22%
New Trojan Parent, Inc.
Healthcare Services	Second lien (4)	8.92% (L + 7.25%/M)	1/22/2021	1/5/2029	13,238	13,181	12,658	1.12%
VT Topco, Inc.
Business Services	Second lien (4)	8.42% (L + 6.75%/M)	7/30/2021	7/31/2026	7,837	7,812	7,837
	Second lien (2)(4)	8.67% (L + 7.00%/M)	8/6/2020	7/31/2026	4,475	4,202	4,475
					12,312	12,014	12,312	1.09%
Syndigo LLC
Software	Second lien (4)	10.51% (L + 8.00%/S)	12/14/2020	12/15/2028	12,500	12,430	12,165	1.08%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	8.42% (L + 6.75%/M)	3/18/2021	3/30/2029	12,188	12,161	11,670	1.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Specialtycare, Inc.
Healthcare Services	First lien (2)(4)	6.75% (L + 5.75%/Q)	6/18/2021	6/18/2028	$11,787	$11,662	$11,530	1.02%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(4)	7.75% (L + 5.50%/Q)	8/2/2021	8/2/2028	10,791	10,695	10,683
	First lien (4)(5) - Drawn	7.75% (L + 5.50%/Q)	8/2/2021	8/2/2028	470	466	466
					11,261	11,161	11,149	0.99%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(4)	6.70% (L + 5.25%/S)	12/29/2021	12/29/2028	10,190	10,094	10,088
	First lien (4)(5) - Drawn	7.43% (L + 5.25%/Q)	12/29/2021	12/29/2028	993	984	984
					11,183	11,078	11,072	0.98%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(4)	6.97% (L + 6.00%/Q)	3/1/2021	3/1/2028	11,101	10,960	11,011	0.98%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(4)	7.17% (L + 5.50%/M)	8/12/2021	8/13/2026	10,604	10,515	10,604	0.94%
Maverick Bidco Inc.
Software	Second lien (4)	7.99% (L + 6.75%/Q)	4/29/2021	5/18/2029	10,200	10,174	10,092	0.90%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (4)	8.87% (L + 7.25%/M)	7/16/2021	8/10/2026	10,000	9,979	9,782	0.87%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(4)	7.00% (L + 6.00%/S)	3/13/2020	2/6/2026	8,102	8,076	8,102
	First lien (2)(4)	10.25% (L + 8.00%/Q)	10/15/2020	8/6/2026	1,458	1,447	1,458
	First lien (4)(5) - Drawn	7.54% (L + 6.00%/Q)	3/13/2020	2/6/2025	178	178	178
					9,738	9,701	9,738	0.87%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(4)	7.14% (L + 5.50%/M)	10/19/2021	10/19/2028	8,633	8,554	8,547
	First lien (4)(5) - Drawn	9.25% (P + 4.50%/Q)	10/19/2021	10/19/2028	931	922	921
					9,564	9,476	9,468	0.84%
Infogain Corporation
Software	First lien (2)(4)	6.99% (L + 5.75%/Q)	7/30/2021	7/28/2028	9,198	9,137	9,117
	First lien (4)(5) - Drawn	6.96% (L + 5.75%/Q)	7/30/2021	7/30/2026	139	140	138
					9,337	9,277	9,255	0.82%
Huskies Parent, Inc.
Business Services	First lien (2)(4)	7.11% (L + 5.50%/Q)	12/31/2021	11/3/2028	8,504	8,444	8,440
	First lien (4)(5) - Drawn	7.18% (L + 5.50%/Q)	12/31/2021	11/3/2027	383	381	380
					8,887	8,825	8,820	0.78%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(4)	7.08% (L + 5.25%/S)	6/30/2021	6/29/2027	7,449	7,384	7,374
	First lien (4)(5) - Drawn	6.85% (L + 5.25%/S)	6/30/2021	6/29/2027	1,399	1,386	1,385
					8,848	8,770	8,759	0.78%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(4)	9.50% (L + 5.25% + 2.00% PIK/Q)	7/19/2021	7/19/2027	8,274	8,193	7,746
	First lien (4)(5) - Drawn	8.92% (L + 5.25% + 2.00% PIK/M)	7/19/2021	7/19/2026	907	899	849
					9,181	9,092	8,595	0.76%
Mamba Purchaser, Inc.
Healthcare Services	Second lien	8.10% (L + 6.50%/M)	9/29/2021	10/15/2029	8,709	8,656	8,393	0.75%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Radwell Parent, LLC
Distribution & Logistics	First lien (4)	7.90% (SOFR + 5.75%/Q)	3/11/2022	4/1/2029	$8,427	$8,366	$8,363	0.74%
Smile Doctors LLC
Healthcare Services	First lien (4)	7.25% (L + 5.75%/Q)	2/14/2022	12/23/2028	7,445	7,410	7,409
	First lien (4)	7.57% (L + 5.75%/S)	2/14/2022	12/23/2028	536	529	533
					7,981	7,939	7,942	0.70%
Community Brands ParentCo, LLC
Software	First lien (4)	7.38% (SOFR + 5.75%/M)	2/24/2022	2/24/2028	7,199	7,130	7,114	0.63%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(4)	6.38% (SOFR + 4.75%/M)	1/10/2022	12/23/2026	5,122	5,075	5,122
	First lien (4)	6.38% (SOFR + 4.75%/M)	1/10/2022	12/23/2026	1,550	1,534	1,550
	First lien (4)(5) - Drawn	6.38% (SOFR + 4.75%/M)	1/20/2022	12/23/2026	409	406	409
					7,081	7,015	7,081	0.63%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	6.67% (L + 5.00%/M)	7/30/2019	7/31/2026	7,313	7,289	7,013	0.62%
Ministry Brands Holdings, LLC
Software	First lien (2)(4)	7.75% (L + 5.50%/Q)	12/31/2021	12/29/2028	7,044	7,011	7,009	0.62%
USIC Holdings, Inc.
Business Services	Second lien	8.17% (L + 6.50%/M)	5/7/2021	5/14/2029	7,000	6,968	6,510	0.58%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(4)	5.17% (L + 3.50%/M)	9/27/2019	8/28/2024	7,291	6,657	6,110	0.54%
Calabrio, Inc.
Software	First lien (4)	9.25% (L + 7.00%/Q)	4/16/2021	4/16/2027	5,979	5,942	5,979	0.53%
Safety Borrower Holdings LLC
Information Services	First lien (2)(4)	7.50% (L + 5.25%/Q)	9/1/2021	9/1/2027	5,728	5,702	5,699
	First lien (4)(5) - Drawn	9.00% (P + 4.25%/Q)	9/1/2021	9/1/2027	128	128	127
					5,856	5,830	5,826	0.52%
PDQ.com Corporation
Information Technology	First lien (2)(4)	7.25% (L + 5.00%/Q)	12/30/2021	8/27/2027	5,686	5,658	5,657	0.50%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)(4)	7.65% (SOFR + 6.00%/S)	5/11/2022	5/11/2029	5,290	5,238	5,237
	First lien (4)(5) - Drawn	7.24% (SOFR + 6.00%/M)	5/11/2022	5/11/2028	63	62	62
					5,353	5,300	5,299	0.47%
Vectra Co.
Business Products	Second lien (4)	8.92% (L + 7.25%/M)	6/22/2020	3/8/2026	6,248	5,957	4,736	0.42%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare Information Technology	First lien (4)	8.25% (L + 7.25%/Q)	5/6/2021	5/6/2027	4,688	4,649	4,688	0.42%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)	7.54% (L + 6.75%/S)	5/12/2021	5/18/2029	4,222	4,203	4,117	0.36%
Cloudera, Inc.
Software	Second lien (4)	7.67% (L + 6.00%/M)	8/10/2021	10/8/2029	4,006	3,997	3,800	0.34%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	7.92% (L + 6.25%/M)	2/12/2021	2/23/2029	3,000	2,994	2,847	0.25%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(4)	10.95% (L + 8.25%/A)	8/27/2019	9/5/2024	2,134	2,124	2,134	0.19%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(4)	6.56% (L + 5.50%/M)	12/17/2021	2/20/2026	$1,865	$1,856	$1,865	0.16%
Total Funded Debt Investments - United States					$1,904,677	$1,890,777	$1,875,860	166.69%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(4)	9.92% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,375	$22,500	2.00%
Trident Bidco Limited**
Business Services	First lien (2)	6.04% (SOFR + 5.25%/Q)	6/7/2022	5/30/2029	19,553	19,359	19,358	1.72%
Total Funded Debt Investments - United Kingdom					$42,053	$41,734	$41,858	3.72%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(4)	7.12% (L + 6.00%/M)	10/1/2021	9/29/2028	$32,801	$32,501	$32,473	2.89%
Total Funded Debt Investments - Netherlands					$32,801	$32,501	$32,473	2.89%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)	9.67% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$11,610	1.03%
Total Funded Debt Investments - Canada					$12,000	$12,000	$11,610	1.03%
Funded Debt Investments - United Arab Emirates
GEMS Menasa (Cayman) Limited**
Education	First lien	6.57% (L + 5.00%/Q)	7/30/2019	7/31/2026	$8,402	$8,373	$7,951	0.71%
Total Funded Debt Investments - United Arab Emirates					$8,402	$8,373	$7,951	0.71%
Total Funded Debt Investments					$1,999,933	$1,985,385	$1,969,752	175.04%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	—	9/13/2021	—	30,082	$32,268	$31,965	2.84%
OEC Holdco, LLC (12)
Business Services	Preferred shares (3)(4)	—	12/17/2021	—	17,786	18,653	18,362	1.63%
ACI Parent Inc. (11)
Healthcare Services	Preferred shares (4)	—	8/2/2021	—	12,500	13,770	13,757	1.22%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares	—	6/23/2022	—	9,061	8,948	8,948	0.80%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	—	4/20/2021	—	5,000	5,584	5,576	0.49%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	—	4/6/2021	—	5,000	5,469	5,468	0.49%
Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred shares (4)	—	5/6/2021	—	1,167	1,305	1,319	0.12%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	11/1/2021	—	10	$—	$—	—%
Total Shares - United States						$85,997	$85,395	7.59%
Total Shares						$85,997	$85,395	7.59%
Total Funded Investments						$2,071,382	$2,055,147	182.63%
Unfunded Debt Investments - United States
Allworth Financial Group, L.P.
Financial Services	First lien (4)(5) - Undrawn	—	1/20/2022	1/20/2024	$4,708	$—	$—
	First lien (4)(5) - Undrawn	—	1/10/2022	12/23/2026	1,573	(14)	—
					6,281	(14)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	3/13/2020	2/6/2025	414	(2)	—	—%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	5/6/2021	5/6/2027	313	(3)	—	—%
Bullhorn, Inc.
Software	First lien (4)(5) - Undrawn	—	10/5/2021	11/8/2022	1,382	(3)	—
	First lien (4)(5) - Undrawn	—	9/24/2019	9/30/2026	964	(4)	—
					2,346	(7)	—	—%
Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	4/16/2021	4/16/2027	720	(4)	—	—%
CFS Management, LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	2/15/2022	2/15/2024	1,036	(6)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	3/12/2021	3/10/2023	1,443	—	—	—%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (4)(5) - Undrawn	—	8/4/2020	8/4/2025	1,167	(15)	—	—%
DOCS, MSO, LLC
Healthcare Services	First lien (5) - Undrawn	—	6/1/2022	6/3/2024	7,412	—	—
	First lien (5) - Undrawn	—	6/1/2022	6/1/2028	1,977	—	—
					9,389	—	—	—%
Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	4/23/2021	4/21/2023	911	—	—
	First lien (4)(5) - Undrawn	—	1/27/2021	1/29/2027	1,207	(7)	—
					2,118	(7)	—	—%
GS AcquisitionCo, Inc.
Software	First lien (4)(5) - Undrawn	—	10/7/2021	11/2/2022	7,987	—	—
	First lien (4)(5) - Undrawn	—	2/6/2020	5/22/2026	1,772	(11)	—
					9,759	(11)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MRI Software LLC
Software	First lien (4)(5) - Undrawn	—	2/11/2022	8/16/2023	$4,347	$—	$—
	First lien (4)(5) - Undrawn	—	1/31/2020	2/10/2026	1,170	(4)	—
					5,517	(4)	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Undrawn	—	11/26/2021	11/26/2023	6,874	—	—
	First lien (4)(5) - Undrawn	—	11/26/2021	11/26/2024	741	(6)	—
					7,615	(6)	—	—%
Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	5/12/2021	5/12/2027	1,439	(15)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Undrawn	—	8/13/2021	6/3/2022	6,601	(35)	—
	First lien (4)(5) - Undrawn	—	8/13/2021	10/4/2027	1,658	(4)	—
					8,259	(39)	—	—%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	10/22/2021	10/22/2023	10,490	—	—	—%
KPSKY Acquisition Inc.
Industrial Services	First lien (4)(5) - Undrawn	—	10/19/2021	10/19/2023	60	—	(1)	(0.00)%
Recorded Future, Inc.
Software	First lien (4)(5) - Undrawn	—	8/26/2019	7/3/2025	1,630	(7)	(8)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2027	384	(2)	(2)
	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2022	1,279	—	(6)
					1,663	(2)	(8)	(0.00)%
Huskies Parent, Inc.
Business Services	First lien (4)(5) - Undrawn	—	12/31/2021	11/3/2027	341	(3)	(3)
	First lien (4)(5) - Undrawn	—	12/31/2021	11/3/2023	751	—	(6)
					1,092	(3)	(9)	(0.00)%
Associations, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	7/2/2021	7/2/2027	1,772	(7)	(9)	(0.00)%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)(5) - Undrawn	—	3/11/2022	4/1/2028	449	(3)	(3)
	First lien (4)(5) - Undrawn	—	3/11/2022	4/1/2024	1,124	(8)	(8)
					1,573	(11)	(11)	(0.00)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	4/20/2021	4/20/2027	2,259	(16)	(12)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	7/19/2021	7/19/2026	226	(3)	(14)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Ministry Brands Holdings, LLC
Software	First lien (4)(5) - Undrawn	—	12/31/2021	12/30/2027	$678	$(3)	$(3)
	First lien (4)(5) - Undrawn	—	12/31/2021	12/30/2023	2,260	—	(11)
					2,938	(3)	(14)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (4)(5) - Undrawn	—	2/24/2022	2/24/2028	425	(4)	(5)
	First lien (4)(5) - Undrawn	—	2/24/2022	2/26/2024	849	—	(10)
					1,274	(4)	(15)	(0.00)%
Infogain Corporation
Software	First lien (4)(5) - Undrawn	—	7/30/2021	7/30/2026	1,714	(13)	(15)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2027	503	(5)	(5)
	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2023	1,290	(10)	(13)
					1,793	(15)	(18)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2027	727	(6)	(7)
	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2023	1,145	—	(11)
					1,872	(6)	(18)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	5/11/2022	5/11/2028	567	(6)	(6)
	First lien (4)(5) - Undrawn	—	5/11/2022	5/13/2024	1,260	—	(13)
					1,827	(6)	(19)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	9/22/2021	9/22/2027	2,249	(22)	(22)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	9/21/2021	9/27/2027	2,253	(23)	(23)	(0.00)%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (5) - Undrawn	—	6/23/2022	6/24/2024	1,578	—	(12)
	First lien (5) - Undrawn	—	6/23/2022	6/25/2029	1,578	(12)	(12)
					3,156	(12)	(24)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	10/15/2021	10/16/2023	708	—	(9)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	1,331	(12)	(17)
					2,039	(12)	(26)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Specialtycare, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2026	$280	$(3)	$(6)
	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2023	1,015	(5)	(22)
					1,295	(8)	(28)	(0.00)%
TigerConnect, Inc.
Healthcare Services	First lien (2)(4)(5) - Undrawn	—	2/16/2022	2/16/2023	759	—	(8)
	First lien (4)(5) - Undrawn	—	2/16/2022	2/16/2028	2,630	(25)	(26)
					3,389	(25)	(34)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (5) - Undrawn	—	12/22/2021	12/22/2027	4,890	(37)	(37)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	3/1/2021	3/1/2023	4,898	—	(40)	(0.00)%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	12/27/2021	5/24/2024	3,196	—	(40)	(0.00)%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	11/1/2021	11/1/2027	4,008	(36)	(40)	(0.00)%
Bottomline Technologies, Inc.
Financial Services	First lien (4)(5) - Undrawn	—	5/12/2022	5/15/2028	4,156	(41)	(41)	(0.00)%
Businessolver.com, Inc.
Software	First lien (4)(5) - Undrawn	—	12/1/2021	12/1/2023	6,622	—	(42)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(5) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(44)	(0.00)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2027	1,144	(10)	(11)
	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2023	3,534	—	(35)
					4,678	(10)	(46)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (4)(5) - Undrawn	—	12/29/2021	12/29/2027	1,057	(10)	(11)
	First lien (4)(5) - Undrawn	—	12/29/2021	6/29/2023	4,291	—	(42)
					5,348	(10)	(53)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	2/25/2022	2/25/2028	1,214	(6)	(6)
	First lien (4)(5) - Undrawn	—	2/25/2022	2/25/2024	9,710	—	(49)
					10,924	(6)	(55)	(0.01)%
CCBlue Bidco, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	12/20/2021	12/21/2023	5,827	—	(58)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	11/23/2021	5/24/2027	$2,048	$(15)	$(15)
	First lien (4)(5) - Undrawn	—	11/23/2021	11/23/2023	6,023	—	(45)
					8,071	(15)	(60)	(0.01)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	12/20/2021	12/21/2027	1,776	(18)	(18)
	First lien (4)(5) - Undrawn	—	12/20/2021	12/21/2023	4,373	—	(44)
					6,149	(18)	(62)	(0.01)%
PDQ.com Corporation
Information Technology	First lien (4)(5) - Undrawn	—	12/30/2021	8/28/2023	14,286	—	(71)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (4)(5) - Undrawn	—	9/13/2021	9/13/2023	7,203	—	(72)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (4)(5) - Undrawn	—	5/26/2022	9/30/2027	1,790	(18)	(18)
	First lien (4)(5) - Undrawn	—	5/26/2022	5/26/2024	5,966	—	(60)
					7,756	(18)	(78)	(0.01)%
OA Buyer, Inc.
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	12/20/2021	12/20/2028	5,959	(55)	(79)	(0.01)%
DECA Dental Holdings LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	8/26/2021	8/26/2027	1,528	(15)	(15)
	First lien (4)(5) - Undrawn	—	8/26/2021	8/28/2023	6,875	—	(69)
					8,403	(15)	(84)	(0.01)%
USRP Holdings, Inc.
Federal Services	First lien (4)(5) - Undrawn	—	7/22/2021	7/23/2027	432	(4)	(4)
	First lien (4)(5) - Undrawn	—	7/22/2021	7/23/2023	8,516	—	(85)
					8,948	(4)	(89)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	2,733	(27)	(27)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/13/2023	2,782	—	(28)
	First lien (4)(5) - Undrawn	—	6/24/2022	6/24/2024	5,001	—	(50)
					10,516	(27)	(105)	(0.01)%
Al Altius US Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	12/20/2021	12/13/2023	9,300	—	(158)	(0.02)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	4/28/2021	4/27/2027	1,500	(6)	(22)
	First lien (4)(5) - Undrawn	—	12/1/2021	11/29/2023	9,932	(44)	(138)
					11,432	(50)	(160)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Galway Borrower LLC
Insurance Services	First lien (5) - Undrawn	—	9/30/2021	9/30/2027	$2,519	$(22)	$(69)
	First lien (5) - Undrawn	—	9/30/2021	9/29/2023	3,721	—	(102)
					6,240	(22)	(171)	(0.02)%
VetCor Professional Practices LLC
Consumer Services	First lien (4)(5) - Undrawn	—	12/3/2021	7/2/2024	3,137	(12)	—
	Second lien (4)(5) - Undrawn	—	12/3/2021	12/4/2023	21,202	—	(187)
					24,339	(12)	(187)	(0.02)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	12/22/2021	12/22/2027	2,427	(22)	(24)
	First lien (4)(5) - Undrawn	—	12/22/2021	12/22/2023	22,329	—	(223)
					$24,756	$(22)	$(247)	(0.02)%
Total Unfunded Debt Investments - United States					$314,063	$(729)	$(2,447)	(0.22)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	10/1/2021	10/1/2027	$2,460	$(21)	$(25)	(0.00)%
Total Unfunded Debt Investments - Netherlands					$2,460	$(21)	$(25)	(0.00)%
Total Unfunded Debt Investments					$316,523	$(750)	$(2,472)	(0.22)%
Total Non-Controlled/Non-Affiliated Investments						$2,070,632	$2,052,675	182.41%
Total Investments						$2,070,632	$2,052,675	182.41%

(1)New Mountain Guardian III BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Company as collateral manager, New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as the borrower, Wells Fargo Bank, National Association as the administrative agent, and collateral custodian, and the lenders party thereto. See Note 6. Borrowings, for details.
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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2022.
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
June 30, 2022
(in thousands, except shares)
(unaudited)

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
(14)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2022, 4.50% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2022
(unaudited)

June 30, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	76.91%
Second lien	18.44%
Subordinated	0.49%
Equity and other	4.16%
Total investments	100.00%

June 30, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	33.47%
Business Services	15.92%
Healthcare Services	13.98%
Consumer Services	8.05%
Financial Services	7.21%
Healthcare Information Technology	6.02%
Distribution & Logistics	3.74%
Education	2.09%
Consumer Products	2.08%
Information Technology	1.85%
Insurance Services	1.72%
Packaging	1.29%
Specialty Chemicals & Materials	0.89%
Federal Services	0.72%
Industrial Services	0.46%
Information Services	0.28%
Business Products	0.23%
Total investments	100.00%

June 30, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.63%
Fixed rates	4.37%
Total investments	100.00%
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
June 30, 2022
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1,149,065. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The "Investment Period" began on July 15, 2019 and will continue until July 15, 2023, the four-year anniversary of such date. The term of the Company is until July 15, 2025, six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility. The Company established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which serves as a tax blocker corporation by holding equity or equity-like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidates its tax blocker corporation for accounting purposes but the tax blocker corporation is not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2022, the Company's top five industry concentrations were software, business services, healthcare services, consumer services and financial services.

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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2022, the Company recognized PIK interest from investments of $1,771 and $3,354, respectively, and PIK dividends from investments of $1,872 and $3,686, respectively. For the three and six months ended June 30, 2021, the Company recognized PIK interest from investments of $219 and $302, respectively, and PIK dividends from investments of $245 and $245, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2022 and December 31, 2021, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-

term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
For the three and six months ended June 30, 2022, the Company recognized a total income tax benefit (provision) of approximately $16 and $(107), respectively, for the Company's consolidated subsidiary. For the three and six months ended June 30, 2022, the Company recorded current income tax benefit of approximately $172 and $49, respectively, and deferred income tax provision of $156 and $156, respectively, for the Company's consolidated subsidiary. For the three and six months ended June 30, 2021, no current income tax expense or deferred income tax provision were recognized by the Company for its consolidated subsidiary.
As of June 30, 2022 and December 31, 2021, the Company had $156 and $0, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2021. The 2019 through 2021 tax years and forward remains subject to examination by the U.S. federal, state, and local tax authorities.
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
Note 3. Investments
At June 30, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,582,755	$1,578,852
Second lien	391,897	378,459
Subordinated	9,983	9,969
Equity and other	85,997	85,395
Total investments	$2,070,632	$2,052,675

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$689,439	$686,931
Business Services	332,045	326,701
Healthcare Services	289,134	286,875
Consumer Services	165,700	165,198
Financial Services	148,139	148,081
Healthcare Information Technology	124,293	123,530
Distribution & Logistics	78,993	76,792
Education	44,326	42,915
Consumer Products	42,728	42,655
Information Technology	38,138	38,034
Insurance Services	36,079	35,259
Packaging	26,646	26,543
Specialty Chemicals & Materials	18,788	18,319
Federal Services	14,923	14,821
Industrial Services	9,476	9,467
Information Services	5,828	5,818
Business Products	5,957	4,736
Total investments	$2,070,632	$2,052,675
At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,254,285	$1,253,901
Second lien	388,339	387,406
Subordinated	9,390	9,390
Equity and other	74,597	74,485
Total investments	$1,726,611	$1,725,182

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$627,811	$628,680
Business Services	277,885	276,357
Healthcare Services	220,144	220,301
Healthcare Information Technology	115,837	115,772
Consumer Services	112,867	112,204
Distribution & Logistics	70,542	70,068
Financial Services	67,152	67,432
Education	44,349	44,493
Consumer Products	41,948	41,898
Information Technology	38,145	38,063
Insurance Services	34,682	34,617
Packaging	20,849	20,757
Specialty Chemicals & Materials	18,673	18,711
Federal Services	14,993	14,904
Industrial Services	9,083	9,076
Business Products	5,924	6,130
Information Services	5,727	5,719
Total investments	$1,726,611	$1,725,182
As of June 30, 2022, the Company had unfunded commitments on revolving credit facilities of $81,889 and no unfunded commitments on bridge facilities. As of June 30, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $234,634. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2022.
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
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. At the time of this Quarterly Report on Form 10-Q, public health restriction have been partially or fully lifted throughout most of the United States and globally. However, new variants of COVID-19, challenges regarding distribution, hesitancy and efficacy of COVID-19 vaccines and treatments, and the reintroduction of related advisories and restrictions may prolong the effects of the COVID-19 pandemic. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.
While general economic conditions have improved since the beginning of the COVID-19 pandemic, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. The COVID-19 pandemic has and continues to have an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2022:

	Total	Level I	Level II	Level III
First lien	$1,578,852	$—	$50,292	$1,528,560
Second lien	378,459	—	94,334	284,125
Subordinated	9,969	—	—	9,969
Equity and other	85,395	—	—	85,395
Total investments	$2,052,675	$—	$144,626	$1,908,049
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,253,901	$—	$47,305	$1,206,596
Second lien	387,406	—	165,511	221,895
Subordinated	9,390	—	—	9,390
Equity and other	74,485	—	—	74,485
Total investments	$1,725,182	$—	$212,816	$1,512,366
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2022	$1,666,499	$1,320,336	$260,072	$9,687	$76,404
Total gains or losses included in earnings:
Net change in unrealized depreciation of investments	(9,323)	(1,138)	(6,603)	(4)	(1,578)
Purchases, including capitalized PIK and revolver fundings	263,385	252,530	—	286	10,569
Proceeds from paydowns of investments	(45,552)	(45,552)	—	—	—
Transfers into Level III(1)	88,913	37,417	51,496	—	—
Transfers out of Level III(1)	(55,873)	(35,033)	(20,840)	—	—
Fair Value, June 30, 2022	$1,908,049	$1,528,560	$284,125	$9,969	$85,395
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(9,700)	$(1,515)	$(6,603)	$(4)	$(1,578)

(1)As of June 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2021	$1,512,366	$1,206,596	$221,895	$9,390	$74,485
Total gains or losses included in earnings:
Net change in unrealized depreciation of investments	(8,306)	(614)	(7,193)	(9)	(490)
Purchases, including capitalized PIK and revolver fundings	402,913	382,758	8,167	588	11,400
Proceeds from paydowns of investments	(57,019)	(57,019)	—	—	—
Transfers into Level III(1)	131,306	31,481	99,825	—	—
Transfers out of Level III(1)	(73,211)	(34,642)	(38,569)	—	—
Fair Value, June 30, 2022	$1,908,049	$1,528,560	$284,125	$9,969	$85,395
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(8,683)	$(991)	$(7,193)	$(9)	$(490)

(1)As of June 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2022 and June 30, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2022 were as follows:

				Range
Type	Fair Value as of June 30, 2022	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,381,244	Market & income approach	EBITDA multiple	7.0x	70.0x	19.2x
			Revenue multiple	6.0x	19.5x	10.0x
			Discount rate	7.9%	12.4%	9.7%
	41,045	Market quote	Broker quote	N/A	N/A	N/A
	106,271	Other	N/A (1)	N/A	N/A	N/A
Second lien	268,442	Market & income approach	EBITDA multiple	10.0x	32.0x	18.4x
			Discount rate	10.4%	21.4%	11.5%
	15,683	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	9,969	Market & income approach	EBITDA multiple	14.0x	20.3x	17.3x
			Discount rate	12.4%	15.3%	13.8%
Equity and other	76,447	Market & income approach	EBITDA multiple	10.0x	26.5x	14.5x
			Revenue multiple	11.5x	19.5x	16.5x
			Discount rate	12.0%	15.2%	13.1%
	8,948	Other	N/A (1)	N/A	N/A	N/A
	$1,908,049

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
The fair value of the Wells Credit Facility (as defined below), which is categorized as Level III within the fair value hierarchy as of June 30, 2022 and December 31, 2021, approximates its carrying value. The fair value of the BMO Subscription Line (as defined below), which was categorized as Level III within the fair value hierarchy as of December 31, 2021, approximates its carrying value. The carrying value of the Unsecured Notes (as defined below) approximates its fair value as of June 30, 2022 and December 31, 2021, based on a comparison of market interest rates for the Company's borrowings and similar entities and is considered Level III. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
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
On February 16, 2022, the Company's board of directors approved a new investment advisory and management agreement (the "Investment Management Agreement") between the Company and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, with the exception of the dates of execution, effectiveness and termination. On March 3, 2022, a majority of the outstanding voting securities of the Company approved the Investment Management Agreement via written consent. On March 21, 2022, the Company filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, reflecting the unitholders' approval of the Investment Management Agreement. As a result of this approval, the Investment Management Agreement became effective on April 11, 2022. The Investment Management Agreement will have a term of two years beginning April 11, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to this the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act.
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
For the three and six months ended June 30, 2022 and June 30, 2021, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and six months ended June 30, 2022 and June 30, 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Management fee	$3,302	$1,352	$6,605	$2,397
Less: management fee waiver	—	(156)	(265)	(260)
Net management fee	3,302	1,196	6,340	2,137
Incentive fee, excluding accrued incentive fees on capital gains	$4,215	$1,337	$7,750	$2,377
For the three and six months ended June 30, 2022 and June 30, 2021, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2022, approximately $199 and $457 respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended June 30, 2021, approximately $207 and $366, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2022 and December 31, 2021, approximately $199 and $220, respectively, of indirect administrative expenses was included in payable to affiliates.

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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order on May 24, 2022, as amended on June 22, 2022, to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.
Note 6. Borrowings
BMO Subscription Line—On July 30, 2019, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on March 9, 2022, the "BMO Subscription Line"), which allowed the Company to borrow on a revolving credit basis an aggregate principal amount which could not exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments of the Company. On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
From July 30, 2019 to March 9, 2022, the BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum. As of the most recent amendment on March 9, 2022, in addition to certain other changes, the BMO Subscription Line was amended to bear interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.

The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022(1)	June 30, 2021
Interest expense	$—	$938	$653	$1,545
Amortization of financing costs	—	1	7	4
Weighted average interest rate	—%	3.0%	3.0%	3.0%
Effective interest rate	—%	3.0%	3.1%	3.0%
Average debt outstanding	$—	$125,407	$94,578	$103,871

(1)For the six months ended June 30, 2022, amounts reported represent the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).
As of December 31, 2021, the outstanding balance on the BMO Subscription Line was $92,000, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such date.
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility (See Note 13. Subsequent Events, for a description of Amendment No. 6, dated July 7, 2022, to the Wells Credit Facility). The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $725,000, which may increase in size, under certain circumstances, up to a total of $800,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on March 11, 2022 and through the time of this Quarterly Report on Form 10-Q, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment to the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Fourth Amendment to the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$3,852	$997	$7,191	$1,640
Non-usage fee	227	43	265	207
Amortization of financing costs	325	118	624	223
Weighted average interest rate	2.9%	2.3%	2.6%	2.4%
Effective interest rate	3.4%	2.8%	3.0%	3.0%
Average debt outstanding	$519,001	$168,232	$546,868	$138,664
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $647,100 and $473,100, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
The Unsecured Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; and effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries and financing vehicles.
For the three months ended June 30, 2022, interest expense and amortization of financing costs incurred on the Unsecured Notes were $2,544 and $195, respectively. The weighted average interest rate and effective interest rate on the Unsecured Notes for the three months ended June 30, 2022 were 3.7% and 4.0%, respectively. For the six months ended June 30, 2022, interest expense and amortization of financing costs incurred on the Unsecured Notes were $4,354 and $341, respectively. The weighted average interest rate and effective interest rate on the Unsecured Notes for the six months ended June 30, 2022 were 3.7% and 4.0%, respectively.
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $275,000 and $175,000, respectively, and the Company was in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
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
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2022, the Company had unfunded commitments on revolving credit facilities of $81,889, no outstanding bridge financing commitments, and other future funding commitments of $234,634. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $71,664, no outstanding bridge financing commitments and other future funding commitments of $288,517. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Wells Credit Facility as of June 30, 2022 and had revolving borrowings available under the Wells Credit Facility and BMO Subscription Line as of December 31, 2021. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $30,414 and $45,900, respectively, which could require funding in the future.
COVID-19 Developments
The Company's operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of our business, including how it will impact the Company's portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of the Company's portfolio investments and financial condition.
While general economic conditions have improved since the beginning of the COVID-19 pandemic, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and the Company anticipate its business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
For additional discussion on the Company's portfolio companies, see Item 2 — Monitoring of Portfolio Investments.

Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 10, 2022	March 24, 2022	22,981,305	$229,812
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 26, 2021	February 26, 2021	5,250,000	$52,500
February 26, 2021	March 11, 2021	105,000	1,050
May 25, 2021	June 9, 2021	2,500,500	25,005
		7,855,500	$78,555
The following table reflects the distributions declared on the Company's common units for the six months ended June 30, 2022.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 29, 2022	March 30, 2022	April 20, 2022	$0.181
June 27, 2022	June 29, 2022	July 20, 2022	0.217
			$0.398
The following table reflects the distributions declared on the Company's common units for the six months ended June 30, 2021.

Date Declared	Record Date	Payment Date	Per Unit Amount
February 24, 2021	February 25, 2021	April 13, 2021	$0.12
March 26, 2021	March 30, 2021	April 13, 2021	0.08
June 2, 2021	June 8, 2021	July 13, 2021	0.16
June 25, 2021	June 29, 2021	July 13, 2021	0.09
			$0.45
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$7,979	$6,101	$27,241	$14,209
Denominator for basic & diluted weighted average unit:	114,906,527	31,338,974	104,495,107	29,374,049
Basic & diluted earnings per unit:	$0.07	$0.19	$0.26	$0.48

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2022 and June 30, 2021.

	Six Months Ended
	June 30, 2022	June 30, 2021
Per unit data(1):
Members' capital, December 31, 2021 and December 31, 2020, respectively	$9.95	$10.00
Net investment income	0.42	0.46
Net realized and unrealized (losses) gains(2)	(0.18)	0.01
Total net increase	0.24	0.47
Distributions declared to unitholders from net investment income	(0.40)	(0.45)
Members' capital, June 30, 2022 and June 30, 2021, respectively	$9.79	$10.02
Total return based on members' capital(3)	2.48%	4.72%
Units outstanding at end of period	114,906,527	33,234,958
Average weighted units outstanding for the period	104,495,107	29,374,049
Average members' capital for the period	$1,038,968	$294,980
Ratio to average members' capital:
Net investment income(4)	8.53%	9.28%
Total expenses, before waivers/reimbursements(4)	5.82%	6.56%
Total expenses, net of waivers/reimbursements(4)	5.77%	6.38%

Average debt outstanding—Unsecured Notes	$237,431	$—
Average debt outstanding—BMO Subscription Line(5)	$94,578	$103,871
Average debt outstanding—Wells Credit Facility	$546,868	$138,664
Asset coverage ratio	222.04%	203.20%
Portfolio turnover	2.49%	8.30%

Capital Commitments	$1,149,065	$553,916
Funded Capital Commitments	$1,149,065	$332,350
% of Capital Commitments funded	100.00%	60.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions, which for the six months ended June 30, 2022 and June 30, 2021 were $(0.02) and $(0.02), respectively.
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
(5)For the six months ended June 30, 2022, average debt outstanding represents the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2022.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 13. Subsequent Events
On July 7, 2022 , the Company entered into Amendment No. 6 to Loan and Security Agreement (together with the exhibits and schedules thereto, the "Sixth Amendment"), which amended the Wells Credit Facility. Pursuant to the Sixth Amendment, in addition to certain other changes, State Street Bank and Trust Company became a lender under the Wells Credit Facility. As of July 7, 2022, the maximum facility amount increased from $725,000 to $800,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2022, and the related consolidated statements of operations and changes in members’ capital for the three-month and six-month periods ended June 30, 2022 and 2021, the consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 12, 2022

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
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
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
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.15 billion. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and will continue until July 15, 2023, the four-year anniversary of such date (the "Investment Period"). Our term is until July 15, 2025, six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
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
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of June 30, 2022, our top five industry concentrations were software, business services, healthcare services, consumer services and financial services.
As of June 30, 2022, our members' capital was approximately $1,125.3 million and our portfolio had a fair value of approximately $2,052.7 million in 100 portfolio companies.
Recent Developments
On July 7, 2022 , we entered into Amendment No. 6 to Loan and Security Agreement (together with the exhibits and schedules thereto, the "Sixth Amendment") which amended the Wells Credit Facility. Pursuant to the Sixth Amendment, in addition to certain other changes, State Street Bank and Trust Company became a lender under the Wells Credit Facility. As of July 7, 2022, the maximum facility amount increased from $725.0 million to $800.0 million.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.

While general economic conditions have improved since the beginning of the COVID-19 pandemic, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
For additional discussion on our portfolio companies, see "— Monitoring of Portfolio Investments".
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
Valuation and Leveling of Portfolio Investments
At all times, consistent with GAAP and the 1940 Act, we conduct a valuation of our assets, which impacts our members' capital.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2022.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2022.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2022, we recognized PIK interest from investments of approximately $1.8 million and $3.4 million, respectively, and PIK dividends from investments of approximately $1.9 million and $3.7 million, respectively. For the three and six months ended June 30, 2021, we recognized PIK interest from investments of approximately $0.2 million and $0.3 million, respectively, and PIK dividends from investments of approximately $0.2 million and $0.2 million, respectively.

Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2022 and December 31, 2021, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A

•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2022:

(in millions)	As of June 30, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	44.1	2.1%	39.0	1.9%
Green	2,026.5	97.9%	2,013.7	98.1%
	$2,070.6	100.0%	$2,052.7	100.0%
As of June 30, 2022, all investments in our portfolio had a Green Risk Rating, with the exception of four portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,052.7 million in 100 portfolio companies at June 30, 2022 and approximately $1,725.2 million in 90 companies at December 31, 2021.
The following table shows our portfolio and investment activity for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
(in millions)	June 30, 2022	June 30, 2021
New investments in 38 and 30 portfolio companies, respectively	$379.2	$272.1
Debt repayments in existing portfolio companies	(44.6)	(41.1)
Sales of securities in 0 and 0 portfolio companies, respectively	—	—
Change in unrealized appreciation on 19 and 19 portfolio companies, respectively	1.3	3.1
Change in unrealized depreciation on 81 and 35 portfolio companies, respectively	(17.8)	(2.4)
Recent Accounting Standards Updates
See Part 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2022 and June 30, 2021
Revenue

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Total interest income	$34,365	$11,235
Dividend income	1,872	245
Fee income	3,251	1,401
Total investment income	$39,488	$12,881
Our total investment income increased by approximately $26.6 million, or 207%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. For the three months ended June 30, 2022, total investment income of approximately $39.5 million consisted of approximately $31.6 million in cash interest from investments, approximately $1.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.0 million, approximately $1.9 million in PIK dividends from investments and approximately $3.2 million in fee income. The increase in interest income of approximately $23.1 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to interest income earned which is attributable to larger invested balances, driven by proceeds from drawdowns on Capital Commitments, higher drawn balances on our revolving credit facility and the issuance of our Unsecured Notes (as defined below). Our increase in dividend income for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was due to 4 new investments in preferred securities. Fee income during the three months ended June 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 10 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Management fee	$3,302	$1,352
Less: management fee waiver	—	(156)
Net management fee	3,302	1,196
Interest and other financing expenses	7,153	2,106
Incentive fee	4,215	1,337
Administrative expenses	640	378
Professional fees	398	153
Organizational and offering expenses	—	91
Other general and administrative expenses	61	44
Net expenses before income taxes	15,769	5,305
Income tax benefit	(172)	—
Net expenses after income taxes	$15,597	$5,305
Our total net operating expenses increased by $10.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Our management fee increased by approximately $2.1 million, net of a management fee waiver, and our incentive fee increased by approximately $2.9 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $5.0 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to higher drawn balances on our revolving credit facility and our issuance of the Unsecured Notes (as defined below) in August 2021, December 2021 and March 2022.
Administrative expenses increased by approximately $0.3 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Organization and offering expenses decreased by approximately $0.1 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to the end of Closing Period on October 15, 2021. Total professional fees, and total other general and administrative expenses increased by approximately $0.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to increased costs as we continued to deploy capital contributions.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net realized losses on investments	$—	$—
Net change in depreciation of investments	(15,756)	(1,475)
Provision for taxes	(156)	—
Net realized and unrealized losses	$(15,912)	$(1,475)
Our net unrealized depreciation resulted in a net loss of approximately $16.0 million for the three months ended June 30, 2022 as compared to net unrealized depreciation resulting in a net loss of approximately $1.5 million for the three months ended June 30, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period. The provision for income taxes was attributable to an equity investment that is held as of June 30, 2022 in one of our wholly-owned subsidiaries. The net loss for the three months ended June 30, 2021 was primarily driven by the unrealized depreciation recognized on KAMC Holdings, Inc. during the period.
Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021
Revenue

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Total interest income	$64,369	$20,072
Dividend income	3,686	245
Fee income	5,599	2,598
Total investment income	$73,654	$22,915
Our total investment income increased by approximately $50.7 million, or 221%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, total investment income of approximately $73.7 million consisted of approximately $59.4 million in cash interest from investments, approximately $3.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.6 million, approximately $3.7 million in PIK dividends from investments and approximately $5.6 million in fee income.
The increase in interest income of approximately $44.3 during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to higher LIBOR and SOFR rates on larger invested balances, driven by proceeds from drawdowns on Capital Commitments, higher drawn balances on our revolving credit facility and the issuance of our Unsecured Notes (as defined below). Our increase in dividend income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was due to 4 new investments in preferred securities. Fee income during the six months ended June 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 24 different portfolio companies.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Management fee	$6,605	$2,397
Less: management fee waiver	(265)	(260)
Net management fee	6,340	2,137
Interest and other financing expenses	13,455	3,639
Incentive fee	7,750	2,377
Administrative expenses	1,351	678
Professional fees	781	322
Organizational and offering expenses	—	208
Other general and administrative expenses	101	82
Net expenses before income taxes	29,778	9,443
Income tax benefit	(49)	—
Net expenses after income taxes	$29,729	$9,443
Our total net operating expenses increased by $20.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Our management fee increased by approximately $4.2 million, net of a management fee waiver, and our incentive fee increased by approximately $5.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $9.8 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to higher drawn balances on our revolving credit facility and our issuance of the Unsecured Notes (as defined below) in August 2021, December 2021 and March 2022.
Administrative expenses increased by approximately $0.7 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Organization and offering expenses decreased by approximately $0.2 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the end of Closing Period on October 15, 2021. Total professional fees, and total other general and administrative expenses increased by approximately $0.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to increased costs as we continued to deploy capital contributions.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net realized losses on investments	$—	$—
Net change in (depreciation) appreciation of investments	(16,528)	737
Provision for taxes	(156)	—
Net realized and unrealized (losses) gains	$(16,684)	$737
Our net unrealized depreciation resulted in a net loss of approximately $16.7 million for the six months ended June 30, 2022 as compared to net unrealized appreciation resulting in a net gain of approximately $0.7 million for the six months ended June 30, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period. The provision for income taxes was attributable to an equity investment that is held as of June 30, 2022 in one of our wholly-owned subsidiaries. The net gain for the six months ended June 30, 2021 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2022, our asset coverage ratio was 222.0%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On June 30, 2022 and December 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2022	December 31, 2021
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	229.8
% of Capital Commitments funded	100.0%	80.0%
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $22.3 million and $24.1 million, respectively. Our cash used in operating activities for the six months ended June 30, 2022 and June 30, 2021, were approximately $371.7 million and $204.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $316.5 million and $360.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2022 and December 31, 2021, we had commitment letters to purchase investments in the aggregate par amount of $30.4 million and $45.9 million, respectively, which could require funding in the future. As of June 30, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
BMO Subscription Line—On July 30, 2019, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on March 9, 2022, the "BMO Subscription Line"), which allowed us to borrow on a revolving credit basis an aggregate principal amount which could not exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments. On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
From July 30, 2019 to March 9, 2022, the BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum. As of the most recent amendment on March 9, 2022, in addition to certain other changes, the BMO Subscription Line was amended to bear interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month SOFR Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
As of December 31, 2021, the outstanding balance on the BMO Subscription Line was $92.0 million, and we were in compliance with the applicable covenants in the BMO Subscription Line on such date.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2022 and June 30, 2021.
Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") as the borrower, us as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility(See Item 1.—Financial Statements—Note 13. Subsequent Events in this Quarterly Report on Form 10-Q for a description of Amendment No. 6, dated July 7, 2022, to the Wells Credit Facility). The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $725.0 million, which may increase in size, under certain circumstances, up to a total of $800.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on March 11, 2022 and through the time of this Quarterly Report on Form 10-Q, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment to the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Fourth Amendment to the Loan and Security Agreement).

As of June 30, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $647.1 million and $473.1 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2022 and June 30, 2021.
Unsecured Notes—On August 4, 2021, we entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, we issued to the Purchasers, in a private placement, $125.0 million in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and on December 21, 2021, at a second closing, we issued $50.0 million in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the Tranche A Notes, the "2021A Unsecured Notes"). On March 10, 2022, we entered into a first supplement (the "Supplement") to the Note Purchase Agreement with certain Purchasers. Pursuant to the Supplement, on March 10, 2022, we issued to the Purchasers $100.0 million in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “2022A Unsecured Notes”).
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
The Unsecured Notes are unsecured obligations and rank senior in right of payment to our existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; and effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries and financing vehicles.
As of June 30, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $275.0 million and $175.0 million, respectively, and we were in compliance with the applicable covenants in the Unsecured Notes on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three and six months ended June 30, 2022.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$275.0	$—	$—	$275.0	$—
Wells Credit Facility (2)	647.1	—	—	647.1	—
Total Contractual Obligations	$922.1	$—	$—	$922.1	$—

(1)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased, $100.0 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
(2)Under the terms of the $725.0 million Wells Credit Facility, all outstanding borrowings under that facility ($647.1 million as of June 30, 2022) must be repaid on or before July 15, 2025. As of June 30, 2022, there was approximately $77.9 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared for the six months ended June 30, 2022 and June 30, 2021 totaled approximately $45.7 million and $13.4 million, respectively.
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

•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2022, approximately $0.2 million and $0.5 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2022, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
We filed an application to amend the Exemptive Order on May 24, 2022, as amended on June 22, 2022. See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks had reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Since then, the Federal Reserve has raise rates by an additional 2.00% and indicated that it would consider future rate hikes if inflation does not slow. During the three and six months ended June 30, 2022, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of June 30, 2022, approximately 95.6% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 4.4% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.04)%
Base Interest Rate	—%
+100 Basis Points	9.04%
+200 Basis Points	18.51%
+300 Basis Points	27.98%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2022. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
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
10.1
Form of Amendment No. 5 to Loan and Security Agreement, dated June 29, 2022, among New Mountain Guardian III SPV, L.L.C., as the borrower, New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III BDC, L.L.C., as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereto(4)

10.2
Form of Amendment No. 6 to Loan and Security Agreement, dated July 7, 2022, among New Mountain Guardian III SPV, L.L.C., as the borrower, New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III BDC, L.L.C., as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereto(5)

10.3	Investment Advisory and Management Agreement, dated as of April 11, 2022, by and between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 23, 2021.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 1, 2022.
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 12, 2022.
(6)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on April 13, 2022.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2022.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)