Form 10-Q
period 2022-09-30
New Mountain Guardian III BDC, L.L.C.
filed 2022-11-10
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 10, 2022 was 114,906,527. As of September 30, 2022, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian III BDC, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2022 (unaudited) and December 31, 2021	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2022 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2021	23
	Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C. (unaudited)	37
	Report of Independent Registered Public Accounting Firm	61

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	62
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 4.	Controls and Procedures	78

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	79
Item 1A.	Risk Factors	79
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	80
	Signatures	81

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,093,421 and $1,726,611, respectively)	$2,057,019	$1,725,182
Cash and cash equivalents	25,760	24,121
Interest and dividend receivable	11,562	7,707
Other assets	358	787
Total assets	$2,094,699	$1,757,797
Liabilities
Borrowings
Wells Credit Facility	$675,100	$473,100
Unsecured Notes	275,000	175,000
BMO Subscription Line	—	92,000
Deferred financing costs (net of accumulated amortization of $3,010 and $1,477, respectively)	(5,810)	(5,679)
Net borrowings	944,290	734,421
Distribution payable	27,577	19,477
Incentive fee payable	4,869	3,327
Interest payable	4,802	2,876
Management fee payable	3,296	2,370
Payable for unsettled securities purchased	1,472	79,176
Payable to affiliate	353	310
Deferred tax liability	59	—
Other liabilities	1,582	1,561
Total liabilities	988,300	843,518
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 91,925,222 units issued and outstanding, respectively	1,145,395	915,583
Accumulated overdistributed earnings	(38,996)	(1,304)
Total members' capital	$1,106,399	$914,279
Total liabilities and members' capital	$2,094,699	$1,757,797
Members' capital per unit	$9.63	$9.95
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$42,089	$13,696	$103,104	$33,466
PIK interest income	2,144	477	5,498	779
Dividend income	2,200	679	5,886	924
Fee income	1,288	4,299	6,887	6,897
Total investment income	47,721	19,151	121,375	42,066
Expenses
Interest and other financing expenses	10,908	2,983	24,363	6,622
Incentive fee	4,869	2,026	12,619	4,403
Management fee	3,301	1,676	9,906	4,073
Administrative expenses	661	463	2,012	1,141
Professional fees	298	237	1,079	559
Organizational and offering expenses	—	383	—	591
Other general and administrative expenses	99	67	200	149
Total expenses	20,136	7,835	50,179	17,538
Less: management fees waived (See Note 5)	(5)	(169)	(270)	(429)
Net expenses	20,131	7,666	49,909	17,109
Net investment income before income taxes	27,590	11,485	71,466	24,957
Income tax benefit	(5)	—	(54)	—
Net investment income	27,595	11,485	71,520	24,957
Net realized losses on investments	(600)	—	(600)	—
Net change in unrealized depreciation of investments	(18,445)	(2,024)	(34,973)	(1,287)
Benefit (provision) for taxes	97	—	(59)	—
Net realized and unrealized losses	(18,948)	(2,024)	(35,632)	(1,287)
Net increase in members' capital resulting from operations	$8,647	$9,461	$35,888	$23,670
Earnings per unit (basic & diluted)	$0.08	$0.25	$0.33	$0.73
Weighted average common units outstanding - basic & diluted (See Note 10)	114,906,527	38,079,671	108,003,717	32,307,812

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Increase in members' capital resulting from operations:
Net investment income	$27,595	$11,485	$71,520	$24,957
Net realized losses on investments	(600)	—	(600)	—
Net change in unrealized depreciation of investments	(18,445)	(2,024)	(34,973)	(1,287)
Benefit (provision) for taxes	97	—	(59)	—
Net increase in members' capital resulting from operations	8,647	9,461	35,888	23,670
Capital transactions
Contributions	—	90,996	229,812	169,551
Placement fees	(5)	(169)	(270)	(429)
Distributions declared to unitholders from net investment income	(27,577)	(11,403)	(73,310)	(24,816)
Total net (decrease) increase in members' capital resulting from capital transactions	(27,582)	79,424	156,232	144,306
Net (decrease) increase in members' capital	(18,935)	88,885	192,120	167,976
Members' capital at the beginning of the period	1,125,334	332,866	914,279	253,775
Members' capital at the end of the period	$1,106,399	$421,751	$1,106,399	$421,751

Capital unit activity
Units issued	—	9,099,582	22,981,305	16,955,082

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net increase in members' capital resulting from operations	$35,888	$23,670
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized losses on investments	600	—
Net change in unrealized depreciation of investments	34,973	1,287
Amortization of purchase discount	(2,658)	(1,722)
Amortization of deferred financing costs	1,533	484
Non-cash investment income	(8,766)	(1,408)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(506,000)	(676,094)
Proceeds from sales and paydowns of investments	151,826	134,135
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	285	414
Cash paid for purchase of drawn portion of revolving credit facilities	(142)	(1,193)
Cash paid on drawn revolvers	(33,221)	(5,182)
Cash repayments on drawn revolvers	31,266	4,164
Interest and dividend receivable	(3,855)	(4,203)
Other assets	429	(264)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(77,704)	31,942
Interest payable	1,926	896
Incentive fee payable	1,542	1,247
Management fee payable	926	538
Deferred tax liability	59	—
Payable to affiliates	43	123
Other liabilities	154	600
Net cash flows used in operating activities	(370,896)	(490,566)
Cash flows from financing activities
Distributions	(65,210)	(18,315)
Net proceeds from issuance of common units	229,812	169,551
Proceeds from BMO Subscription Line	63,000	327,000
Repayment of BMO Subscription Line	(155,000)	(250,451)
Proceeds from Wells Credit Facility	478,500	191,500
Repayment of Wells Credit Facility	(276,500)	(8,000)
Proceeds from Unsecured Notes	100,000	125,000
Placement fees paid	(270)	(434)
Deferred financing costs paid	(1,797)	(2,825)
Net cash flows provided by financing activities	372,535	533,026
Net (decrease) increase in cash and cash equivalents	1,639	42,460
Cash and cash equivalents at the beginning of the period	24,121	8,766
Cash and cash equivalents at the end of the period	$25,760	$51,226

Supplemental disclosure of cash flow information
Cash interest paid	$20,491	$4,852
Income taxes paid	92	—
Non-cash financing activities:
Distributions declared and payable	$27,577	$11,403
Accrual for deferred financing costs	3	151
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (2)(4)	8.13% (L + 5.25%/Q)	12/30/2021	7/3/2025	$42,181	$42,012	$41,970
	First lien (4)	8.13% (L + 5.25%/Q)	8/26/2019	7/3/2025	13,414	13,353	13,346
					55,595	55,365	55,316	5.00%
GS Acquisitionco, Inc.
Software	First lien (2)(4)	9.92% (L + 5.75%/Q)	2/6/2020	5/22/2026	44,280	44,124	43,886
	First lien (4)	9.92% (L + 5.75%/Q)	2/6/2020	5/22/2026	8,212	8,193	8,138
	First lien (4)(5) - Drawn	6.78% (L + 5.75%/S)	2/6/2020	5/22/2026	1,654	1,649	1,639
					54,146	53,966	53,663	4.85%
Bottomline Technologies, Inc.
Financial Services	First lien (4)	8.35% (SOFR + 5.50%/M)	5/12/2022	5/14/2029	49,873	49,395	49,374	4.46%
OA Buyer, Inc.
Healthcare Information Technology	First lien (2)(4)	9.12% (L + 6.00%/M)	12/20/2021	12/20/2028	46,449	46,026	45,984
	First lien (2)(4)	9.12% (L + 6.00%/M)	5/6/2022	12/20/2028	2,940	2,912	2,911
					49,389	48,938	48,895	4.42%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)	8.54% (SOFR + 6.00%/S)	8/13/2021	10/4/2027	39,757	39,644	39,757
	First lien (4)	9.41% (SOFR + 6.00%/S)	1/10/2022	10/4/2027	3,098	3,070	3,098
	First lien (4)	8.05% (SOFR + 6.00%/S)	1/10/2022	10/4/2027	2,078	2,059	2,078
					44,933	44,773	44,933	4.06%
Notorious Topco, LLC
Consumer Products	First lien (2)(4)	9.88% (SOFR + 6.75%/M)	11/23/2021	11/23/2027	41,368	41,094	41,057
	First lien (4)(5) - Drawn	9.88% (SOFR + 6.75%/M)	11/23/2021	11/23/2027	3,605	3,565	3,578
					44,973	44,659	44,635	4.04%
CCBlue Bidco, Inc.
Healthcare Services	First lien (2)(4)	9.92% (L + 3.50% + 2.75% PIK/Q)*	12/20/2021	12/21/2028	40,935	40,572	40,116
	First lien (4)(5) - Drawn	9.92% (L + 3.50% + 2.75% PIK/Q)*	12/20/2021	12/21/2028	2,114	2,095	2,071
					43,049	42,667	42,187	3.81%
KWOR Acquisition, Inc.
Business Services	First lien (2)(4)	8.91% (L + 5.25%/Q)	12/22/2021	12/22/2028	40,597	40,320	40,207
	First lien (4)(5) - Drawn	10.50% (P + 4.25%/Q)	12/22/2021	12/22/2027	1,639	1,632	1,624
					42,236	41,952	41,831	3.78%
Diamondback Acquisition, Inc.
Software	First lien (2)(4)	8.62% (L + 5.50%/M)	9/13/2021	9/13/2028	42,736	42,361	41,753	3.77%
Anaplan, Inc.
Software	First lien (2)(4)	9.53% (SOFR + 6.50%/M)	6/21/2022	6/21/2029	40,440	40,048	40,036	3.62%
IG Investments Holdings, LLC
Business Services	First lien (2)(4)	9.67% (L + 6.00%/Q)	9/22/2021	9/22/2028	39,440	39,092	39,440	3.57%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Al Altius US Bidco, Inc.
Software	First lien (2)(4)	8.28% (L + 5.50%/S)	12/20/2021	12/20/2028	$38,500	$38,150	$38,115	3.45%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(4)	8.58% (L + 5.50%/M)	12/22/2021	12/22/2027	20,235	20,054	20,032
	Subordinated (4)	11.50% PIK/Q*	12/22/2021	12/22/2031	10,418	10,284	10,261
	First lien (4)(5) - Drawn	8.36% (L + 5.50%/M)	12/22/2021	12/22/2027	7,475	7,410	7,401
					38,128	37,748	37,694	3.41%
Frontline Technologies Group Holdings, LLC
Software	First lien (2)	11.00% (P + 4.75%/Q)	12/30/2020	9/18/2023	19,554	19,554	19,554
	First lien (2)	11.00% (P + 4.75%/Q)	8/15/2019	9/18/2023	11,926	11,831	11,926
	First lien (2)	11.00% (P + 4.75%/Q)	6/15/2021	9/18/2023	3,727	3,727	3,727
					35,207	35,112	35,207	3.18%
Galway Borrower LLC
Insurance Services	First lien (2)(4)	8.92% (L + 5.25%/Q)	9/30/2021	9/29/2028	32,538	32,251	32,017
	First lien (4)	8.92% (L + 5.25%/Q)	9/30/2021	9/29/2028	1,446	1,441	1,423
	First lien (4)(5) - Drawn	8.92% (L + 5.25%/Q)	9/30/2021	9/29/2028	1,413	1,380	1,391
					35,397	35,072	34,831	3.15%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(4)	8.38% (L + 5.75%/M)	10/5/2021	10/5/2028	19,826	19,650	19,489
	First lien (2)(4)	8.38% (L + 5.75%/M)	12/13/2021	10/5/2028	14,366	14,236	14,122
					34,192	33,886	33,611	3.04%
DECA Dental Holdings LLC
Healthcare Services	First lien (2)(4)	9.42% (L + 5.75%/Q)	8/26/2021	8/28/2028	28,739	28,488	28,181
	First lien (4)(5) - Drawn	9.42% (L + 5.75%/Q)	8/26/2021	8/28/2028	3,025	2,999	2,966
	First lien (4)(5) - Drawn	9.42% (L + 5.75%/Q)	8/26/2021	8/26/2027	1,069	1,063	1,049
					32,833	32,550	32,196	2.91%
Associations, Inc.
Consumer Services	First lien (2)(4)	8.88% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	17,779	17,712	17,779
	First lien (4)	10.26% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,377	4,360	4,377
	First lien (4)	10.10% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	4,377	4,359	4,377
	First lien (4)	9.40% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,643	2,633	2,643
	First lien (4)	8.88% (SOFR + 4.00% + 2.50% PIK/Q)*	7/2/2021	7/2/2027	2,103	2,094	2,103
					31,279	31,158	31,279	2.83%
CFS Management, LLC
Healthcare Services	First lien (2)(4)	9.73% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	24,290	24,206	23,231
	First lien (4)	9.73% (SOFR + 6.25%/Q)	9/1/2021	7/1/2024	5,700	5,677	5,451
	First lien (4)	9.73% (SOFR + 6.25%/Q)	8/6/2019	7/1/2024	2,169	2,165	2,075
	First lien (4)(5) - Drawn	9.72% (SOFR + 6.25%/Q)	2/15/2022	7/1/2024	372	372	356
					32,531	32,420	31,113	2.81%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IG IntermediateCo LLC
Infogain Corporation
Software	Subordinated (4)	11.90% (SOFR + 8.25%/Q)	7/15/2022	7/16/2029	$20,105	$19,859	$19,854
	First lien (2)(4)	8.43% (SOFR + 5.75%/Q)	7/30/2021	7/28/2028	9,175	9,115	9,083
	First lien (2)(4)	8.04% (SOFR + 5.75%/Q)	7/11/2022	7/28/2028	1,584	1,568	1,568
	First lien (4)(5) - Drawn	8.41% (SOFR + 5.75%/Q)	7/30/2021	7/30/2026	328	329	325
					31,192	30,871	30,830	2.79%
Sun Acquirer Corp.
Consumer Services	First lien (2)(4)	8.56% (L + 5.75%/Q)	12/30/2021	9/8/2028	24,813	24,586	24,565
	First lien (2)(4)	8.56% (L + 5.75%/Q)	9/8/2021	9/8/2028	3,995	3,964	3,955
	First lien (4)(5) - Drawn	8.57% (L + 5.75%/Q)	9/8/2021	9/8/2028	2,135	2,108	2,114
	First lien (4)(5) - Drawn	11.00% (P + 4.75%/Q)	9/8/2021	9/8/2027	67	68	66
					31,010	30,726	30,700	2.78%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (2)(4)	9.23% (L + 3.50% + 2.75% PIK/Q)*	12/27/2021	11/24/2028	30,428	30,085	30,047	2.72%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)	9.42% (L + 5.75%/Q)	12/20/2021	12/21/2027	17,744	17,587	17,567
	First lien (4)	9.42% (L + 5.75%/S)	12/20/2021	12/21/2027	5,954	5,903	5,896
	First lien (4)	9.42% (L + 5.75%/Q)	12/20/2021	12/21/2027	5,919	5,866	5,859
	First lien (4)(5) - Drawn	9.39% (L + 5.75%/Q)	12/20/2021	12/21/2027	477	475	472
					30,094	29,831	29,794	2.69%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (2)(4)	6.50% (L + 5.50%/A)	12/1/2021	4/27/2027	18,073	17,994	17,753
	First lien (2)(4)	6.50% (L + 5.50%/A)	4/28/2021	4/27/2027	10,369	10,327	10,185
	First lien (2)(4)	6.50% (L + 5.50%/A)	10/14/2021	4/27/2027	1,594	1,587	1,566
					30,036	29,908	29,504	2.67%
Icebox Holdco III, Inc.
Distribution & Logistics	Second lien (2)(4)	10.42% (L + 6.75%/Q)	12/15/2021	12/21/2029	30,000	29,860	28,638	2.59%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)	9.17% (L + 5.50%/Q)	11/26/2021	11/26/2027	24,120	23,900	23,433
	First lien (4)	9.17% (L + 5.50%/Q)	5/19/2021	11/26/2027	4,950	4,914	4,809
	First lien (4)(5) - Drawn	9.15% (L + 5.50%/Q)	11/26/2021	11/26/2024	346	345	340
					29,416	29,159	28,582	2.58%
Fortis Solutions Group, LLC
Packaging	First lien (2)(4)	9.67% (L + 5.50%/S)	10/15/2021	10/13/2028	20,925	20,739	20,707
	First lien (4)	9.67% (L + 5.50%/S)	10/15/2021	10/13/2028	7,526	7,460	7,448
	First lien (4)(5) - Drawn	9.67% (L + 5.50%/S)	10/15/2021	10/15/2027	195	198	193
					28,646	28,397	28,348	2.56%
Foreside Financial Group, LLC
Business Services	First lien (2)(4)	8.62% (L + 5.50%/M)	5/26/2022	9/30/2027	27,381	27,122	27,107
	First lien (4)	8.62% (L + 5.50%/M)	5/26/2022	9/30/2027	268	265	265
					27,649	27,387	27,372	2.47%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)	10.67% (L + 7.00% PIK/Q)*	11/1/2021	11/1/2028	$23,774	$23,577	$23,204
	First lien (4)	10.67% (L + 7.00% PIK/Q)*	3/11/2022	11/1/2028	3,258	3,230	3,180
					27,032	26,807	26,384	2.38%
iCIMS, Inc.
Software	First lien (2)(4)	9.49% (SOFR + 6.75%/Q)	8/17/2022	8/18/2028	26,488	26,260	26,257	2.37%
OEC Holdco, LLC (12)
OEConnection LLC
Business Services	Second lien (2)(4)	10.05% (L + 7.00%/M)	12/17/2021	9/25/2027	19,234	19,064	18,657
	Second lien (2)(4)	10.12% (L + 7.00%/M)	9/25/2019	9/25/2027	7,676	7,622	7,446
					26,910	26,686	26,103	2.36%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (2)(4)	8.29% (SOFR + 5.75%/S)	6/23/2022	6/25/2029	25,847	25,658	25,652	2.32%
Idera, Inc.
Software	Second lien (4)	9.32% (L + 6.75%/M)	3/8/2021	3/2/2029	26,250	26,298	25,255	2.29%
Bullhorn, Inc.
Software	First lien (2)(4)	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	18,896	18,807	18,896
	First lien (4)	9.42% (L + 5.75%/Q)	10/5/2021	9/30/2026	2,697	2,691	2,697
	First lien (2)(4)	9.42% (L + 5.75%/Q)	10/5/2021	9/30/2026	1,208	1,205	1,208
	First lien (4)	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	874	870	874
	First lien (4)(5) - Drawn	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	443	443	443
	First lien (4)	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	392	390	392
	First lien (4)	9.42% (L + 5.75%/Q)	9/24/2019	9/30/2026	312	311	312
					24,822	24,717	24,822	2.24%
Businessolver.com, Inc.
Software	First lien (2)(4)	9.67% (L + 5.50%/S)	12/1/2021	12/1/2027	24,472	24,363	24,129	2.19%
Eisner Advisory Group LLC
Financial Services	First lien (2)	8.40% (SOFR + 5.25%/M)	8/16/2021	7/28/2028	25,381	25,271	24,049	2.17%
TRC Companies L.L.C. (fka. Energize Holdco LLC)
Business Services	Second lien (2)(4)	9.87% (L + 6.75%/M)	11/19/2021	12/7/2029	24,900	24,784	23,585	2.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (2)(4)	8.63% (L + 5.75%/S)	3/30/2021	8/4/2025	$8,394	$8,365	$8,293
	First lien (2)(4)	9.13% (L + 6.25%/S)	8/4/2020	8/4/2025	7,393	7,336	7,393
	First lien (2)(4)	8.63% (L + 5.75%/S)	3/4/2021	8/4/2025	4,681	4,665	4,625
	First lien (4)(5) - Drawn	8.49% (L + 6.25%/S)	8/4/2020	8/4/2025	1,167	1,172	1,167
	First lien (4)	9.13% (L + 6.25%/S)	8/4/2020	8/4/2025	618	614	611
	First lien (4)	9.13% (L + 6.25%/S)	8/4/2020	8/4/2025	390	387	390
					22,643	22,539	22,479	2.03%
MRI Software LLC
Software	First lien (2)	9.17% (L + 5.50%/Q)	1/31/2020	2/10/2026	16,417	16,367	16,048
	First lien (2)	9.17% (L + 5.50%/Q)	3/24/2021	2/10/2026	4,656	4,648	4,551
	First lien	9.17% (L + 5.50%/Q)	3/24/2021	2/10/2026	1,391	1,388	1,360
	First lien	9.17% (L + 5.50%/Q)	1/31/2020	2/10/2026	474	473	464
					22,938	22,876	22,423	2.03%
Bluefin Holding, LLC
Software	Second lien (2)(4)	9.83% (L + 7.75%/S)	9/6/2019	9/3/2027	22,000	22,000	21,395	1.93%
DOCS, MSO, LLC
Healthcare Services	First lien (2)(4)	8.85% (SOFR + 5.75%/Q)	6/1/2022	6/1/2028	21,195	21,195	21,134	1.91%
KAMC Holdings, Inc
Business Services	Second lien (2)(4)	10.94% (L + 8.00%/Q)	8/14/2019	8/13/2027	22,500	22,383	19,535	1.77%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (2)(4)	9.17% (L + 5.50%/Q)	9/21/2021	9/27/2027	19,319	19,152	19,011
	First lien (4)(5) - Drawn	8.88% (L + 5.50%/Q)	9/21/2021	9/27/2027	505	504	497
					19,824	19,656	19,508	1.76%
MED Parentco, LP
Healthcare Services	Second lien (2)(4)	11.37% (L + 8.25%/M)	8/2/2019	8/30/2027	22,000	21,884	19,175	1.73%
Foundational Education Group, Inc.
Education	Second lien (4)	10.31% (SOFR + 6.50%/Q)	8/19/2021	8/31/2029	19,706	19,634	18,858	1.70%
Daxko Acquisition Corporation
Software	First lien (2)(4)	8.62% (L + 5.50%/M)	10/15/2021	10/16/2028	17,793	17,635	17,295
	First lien (4)	8.62% (L + 5.50%/M)	10/15/2021	10/16/2028	1,499	1,486	1,457
					19,292	19,121	18,752	1.69%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (4)	9.88% (SOFR + 6.75%/M)	5/11/2021	11/19/2027	18,882	18,882	18,351	1.66%
TigerConnect, Inc.
Healthcare Services	First lien (2)(4)	9.98% (SOFR + 3.63% + 3.63% PIK/Q)*	2/16/2022	2/16/2028	18,409	18,240	18,225	1.65%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (2)(4)	6.75% (L + 5.75%/S)	4/20/2021	4/20/2028	17,398	17,271	17,154	1.55%
EAB Global, Inc.
Education	Second lien (4)	8.92% (L + 6.50%/Q)	8/16/2021	8/16/2029	16,548	16,327	16,023	1.45%
Relativity ODA LLC
Software	First lien (4)	10.59% (L + 6.50% PIK/M)*	5/12/2021	5/12/2027	16,022	15,876	16,022	1.45%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DCA Investment Holding, LLC
Healthcare Services	First lien (2)(4)	9.98% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	$9,547	$9,488	$9,538
	First lien (4)	9.98% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	5,010	4,987	5,005
	First lien (4)(5) - Drawn	9.76% (SOFR + 6.00%/S)	3/12/2021	4/3/2028	796	789	795
					15,353	15,264	15,338	1.39%
Granicus, Inc.
Software	First lien (2)(4)	10.67% (L + 6.50%/S)	1/27/2021	1/29/2027	10,641	10,580	10,641
	First lien (4)	10.67% (L + 6.50%/S)	1/27/2021	1/29/2027	2,980	2,962	2,980
	First lien (4)(5) - Drawn	10.17% (L + 6.00%/S)	4/23/2021	1/29/2027	1,379	1,368	1,379
					15,000	14,910	15,000	1.36%
USRP Holdings, Inc.
Federal Services	First lien (2)(4)	9.17% (L + 5.50%/Q)	7/22/2021	7/23/2027	13,156	13,042	12,730
	First lien (4)	9.17% (L + 5.50%/Q)	7/22/2021	7/23/2027	1,868	1,852	1,807
					15,024	14,894	14,537	1.31%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)	9.20% (SOFR + 5.50%/Q)	2/25/2022	2/25/2028	13,792	13,729	13,549
	First lien (4)(5) - Drawn	8.71% (SOFR + 5.50%/S)	2/25/2022	2/25/2028	847	844	833
	First lien (4)(5) - Drawn	10.75% (P + 4.50%/Q)	2/25/2022	2/25/2028	119	119	118
					14,758	14,692	14,500	1.31%
VT Topco, Inc.
Business Services	Second lien (4)	9.87% (L + 6.75%/M)	7/30/2021	7/31/2026	7,837	7,813	7,702
	Second lien (2)(4)	9.87% (L + 6.75%/M)	8/6/2020	7/31/2026	4,475	4,216	4,398
					12,312	12,029	12,100	1.09%
Syndigo LLC
Software	Second lien (4)	10.51% (L + 8.00%/S)	12/14/2020	12/15/2028	12,500	12,435	11,823	1.07%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(4)	8.37% (L + 5.25%/M)	12/29/2021	12/29/2028	10,165	10,072	10,056
	First lien (4)(5) - Drawn	8.37% (L + 5.25%/M)	12/29/2021	12/29/2028	1,521	1,508	1,505
					11,686	11,580	11,561	1.04%
Specialtycare, Inc.
Healthcare Services	First lien (2)(4)	8.03% (L + 5.75%/Q)	6/18/2021	6/19/2028	11,757	11,637	11,410
	First lien (4)(5) - Drawn	8.23% (L + 5.75%/Q)	6/18/2021	6/19/2028	85	87	82
					11,842	11,724	11,492	1.04%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	9.87% (L + 6.75%/M)	3/18/2021	3/30/2029	12,187	12,161	11,430	1.03%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare Services	First lien (2)(4)	9.17% (L + 5.50%/Q)	8/2/2021	8/2/2028	10,764	10,671	10,486
	First lien (4)(5) - Drawn	9.17% (L + 5.50%/Q)	8/2/2021	8/2/2028	946	938	922
					11,710	11,609	11,408	1.03%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (2)(4)	8.28% (L + 6.00%/Q)	3/1/2021	3/1/2028	11,101	10,965	11,086	1.00%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(4)	8.62% (L + 5.50%/M)	8/12/2021	8/13/2026	10,577	10,494	10,451	0.94%
RealPage, Inc.
Business Services	Second lien	9.62% (L + 6.50%/M)	2/18/2021	4/23/2029	10,388	10,321	10,076	0.91%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Maverick Bidco Inc.
Software	Second lien (4)	9.56% (L + 6.75%/Q)	4/29/2021	5/18/2029	$10,200	$10,175	$10,067	0.91%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (4)	10.37% (L + 7.25%/M)	7/16/2021	8/10/2026	10,000	9,980	9,656	0.87%
New Trojan Parent, Inc.
Healthcare Services	Second lien (4)	10.37% (L + 7.25%/M)	1/22/2021	1/5/2029	13,238	13,182	9,636	0.87%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(4)	8.81% (L + 6.00%/Q)	3/13/2020	2/6/2026	8,082	8,057	8,082
	First lien (2)(4)	11.67% (L + 8.00%/Q)	10/15/2020	8/6/2026	1,454	1,444	1,454
					9,536	9,501	9,536	0.86%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(4)	8.58% (L + 5.50%/M)	10/19/2021	10/19/2028	8,611	8,535	8,504
	First lien (4)	10.75% (P + 4.50%/Q)	10/19/2021	10/19/2028	989	980	977
					9,600	9,515	9,481	0.86%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(4)	7.08% (L + 5.25%/S)	6/30/2021	6/29/2027	7,449	7,387	7,389
	First lien (4)(5) - Drawn	8.60% (L + 5.25%/S)	6/30/2021	6/29/2027	1,399	1,387	1,388
					8,848	8,774	8,777	0.79%
Huskies Parent, Inc.
Business Services	First lien (2)(4)	8.64% (L + 5.50%/Q)	12/31/2021	11/3/2028	8,483	8,425	8,352
	First lien (4)(5) - Drawn	9.17% (L + 5.50%/Q)	12/31/2021	11/3/2027	383	381	377
					8,866	8,806	8,729	0.79%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(4)	10.92% (L + 5.25% + 2.00% PIK/Q)*	7/19/2021	7/19/2027	8,296	8,219	7,736
	First lien (4)(5) - Drawn	10.37% (L + 5.25% + 2.00% PIK/M)*	7/19/2021	7/19/2026	912	904	850
					9,208	9,123	8,586	0.78%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)	9.40% (SOFR + 5.75%/Q)	3/11/2022	4/1/2029	8,406	8,346	8,342	0.75%
Mamba Purchaser, Inc.
Healthcare Services	Second lien	9.55% (L + 6.50%/M)	9/29/2021	10/15/2029	8,709	8,658	8,306	0.75%
Smile Doctors LLC
Healthcare Services	First lien (4)	9.42% (L + 5.75%/Q)	2/14/2022	12/23/2028	7,427	7,393	7,390
	First lien (4)	8.79% (L + 5.75%/Q)	2/14/2022	12/23/2028	536	529	533
					7,963	7,922	7,923	0.72%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(4)	7.88% (SOFR + 4.75%/M)	1/10/2022	12/23/2026	5,109	5,065	4,969
	First lien (4)	7.88% (SOFR + 4.75%/M)	1/10/2022	12/23/2026	1,546	1,530	1,503
	First lien (4)(5) - Drawn	7.50% (SOFR + 4.75%/M)	1/20/2022	12/23/2026	1,251	1,240	1,216
					7,906	7,835	7,688	0.69%
AG Parent Holdings, LLC
Healthcare Services	First lien (2)	8.12% (L + 5.00%/M)	7/30/2019	7/31/2026	7,294	7,272	7,073	0.64%
Community Brands ParentCo, LLC
Software	First lien (4)	8.88% (SOFR + 5.75%/M)	2/24/2022	2/24/2028	7,181	7,115	7,066	0.64%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Safety Borrower Holdings LLC
Information Services	First lien (2)(4)	8.81% (L + 5.25%/Q)	9/1/2021	9/1/2027	$5,716	$5,692	$5,623
	First lien (4)	8.81% (L + 5.25%/Q)	9/1/2021	9/1/2027	1,277	1,271	1,256
	First lien (4)(5) - Drawn	10.50% (P + 4.25%/Q)	9/1/2021	9/1/2027	128	128	126
					7,121	7,091	7,005	0.63%
Ministry Brands Holdings, LLC
Software	First lien (2)(4)	9.17% (L + 5.50%/Q)	12/31/2021	12/29/2028	7,027	6,995	6,905	0.62%
USIC Holdings, Inc.
Business Services	Second lien	9.62% (L + 6.50%/M)	5/7/2021	5/14/2029	7,000	6,969	6,498	0.59%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(4)	6.57% (L + 3.50%/Q)	9/27/2019	8/28/2024	7,272	6,709	4,745
	First lien (4)	6.57% (L + 3.50%/Q)	9/1/2022	8/28/2024	2,494	1,471	1,627
					9,766	8,180	6,372	0.58%
Calabrio, Inc.
Software	First lien (4)	10.67% (L + 7.00%/Q)	4/16/2021	4/16/2027	5,979	5,943	5,979	0.54%
PDQ.com Corporation
Information Technology	First lien (2)(4)	8.42% (L + 4.75%/Q)	12/30/2021	8/27/2027	5,671	5,645	5,538	0.50%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)(4)	7.65% (SOFR + 6.00%/S)	5/11/2022	5/11/2029	5,290	5,240	5,238
	First lien (4)(5) - Drawn	8.72% (SOFR + 6.00%/Q)	5/11/2022	5/11/2028	76	75	75
					5,366	5,315	5,313	0.48%
Vectra Co.
Business Products	Second lien (4)	10.37% (L + 7.25%/M)	6/22/2020	3/8/2026	6,248	5,973	5,089	0.46%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare Information Technology	First lien (4)	9.93% (L + 7.25%/M)	5/6/2021	5/6/2027	4,682	4,644	4,682	0.42%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(4)	9.74% (L + 6.75%/M)	5/12/2021	5/18/2029	4,222	4,204	4,071	0.37%
Cloudera, Inc.
Software	Second lien	9.12% (L + 6.00%/M)	8/10/2021	10/8/2029	4,006	3,997	3,446	0.31%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	9.28% (SOFR + 6.25%/M)	2/12/2021	2/23/2029	3,000	2,994	2,833	0.26%
Alegeus Technologies Holding Corp.
Healthcare Services	First lien (2)(4)	10.95% (L + 8.25%/A)	8/27/2019	9/5/2024	2,134	2,125	2,134	0.19%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(4)	8.06% (L + 5.50%/M)	12/17/2021	2/20/2026	1,861	1,853	1,861	0.17%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Drawn	7.81% (L + 5.00%/Q)	10/22/2021	10/31/2025	1,213	1,203	1,190	0.11%
Virtusa Corporation
Software	Subordinated	7.13%/S	7/5/2022	12/15/2028	1,000	805	738	0.07%
Total Funded Debt Investments - United States					$1,932,496	$1,917,482	$1,886,516	170.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(4)	7.54% (SOFR + 5.25%/Q)	6/7/2022	6/7/2029	$19,553	$19,365	$19,323
	First lien (2)(4)	7.52% (SOFR + 5.25%/Q)	9/20/2022	6/7/2029	3,496	3,461	3,455
					23,049	22,826	22,778	2.06%
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(4)	11.37% (L + 8.25%/M)	10/8/2019	10/8/2027	$22,500	$22,380	$22,500	2.03%
Total Funded Debt Investments - United Kingdom					$45,549	$45,206	$45,278	4.09%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(4)	8.68% (L + 6.00%/M)	10/1/2021	9/29/2028	$32,801	$32,511	$32,473	2.94%
Total Funded Debt Investments - Netherlands					$32,801	$32,511	$32,473	2.94%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)	11.12% (L + 8.00%/M)	9/17/2019	5/31/2027	$12,000	$12,000	$11,534	1.04%
Total Funded Debt Investments - Canada					$12,000	$12,000	$11,534	1.04%
Total Funded Debt Investments					$2,022,846	$2,007,199	$1,975,801	178.58%
Equity - United States
Dealer Tire Holdings, LLC (10)
Distribution & Logistics	Preferred shares (4)	—	9/13/2021	—	30,082	$32,268	$32,002	2.89%
OEC Holdco, LLC (12)
Business Services	Preferred shares (3)(4)	—	12/17/2021	—	17,786	18,653	17,391	1.57%
ACI Parent Inc. (11)
Healthcare Services	Preferred shares (4)	—	8/2/2021	—	12,500	14,181	13,663	1.23%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	—	6/23/2022	—	9,061	8,948	8,948	0.81%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	—	4/20/2021	—	5,000	5,751	5,823	0.53%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	—	4/6/2021	—	5,000	5,759	5,652	0.51%
Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare Information Technology	Preferred shares (4)	—	5/6/2021	—	1,167	1,341	1,340	0.12%
Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	11/1/2021	—	10	—	—	—%
Total Shares - United States						$86,901	$84,819	7.66%
Total Shares						$86,901	$84,819	7.66%
Total Funded Investments						$2,094,100	$2,060,620	186.24%
Unfunded Debt Investments - United States
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	3/13/2020	2/6/2025	$592	$(1)	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	5/6/2021	5/6/2027	$313	$(2)	$—	—%
Bullhorn, Inc.
Software	First lien (4)(5) - Undrawn	—	9/24/2019	9/30/2026	520	(4)	—	—%
Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	4/16/2021	4/16/2027	720	(4)	—	—%
Associations, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	7/2/2021	7/2/2027	1,772	(7)	—	—%
Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	4/23/2021	4/21/2023	911	—	—
	First lien (4)(5) - Undrawn	—	1/27/2021	1/29/2027	1,207	(7)	—
					2,118	(7)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Undrawn	—	8/13/2021	10/4/2027	2,480	(7)	—	—%
Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	5/12/2021	5/12/2027	1,439	(14)	—	—%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (4)(5) - Undrawn	—	8/4/2020	8/4/2025	1,167	(15)	—	—%
IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	9/22/2021	9/22/2027	3,103	(26)	—	—%
DCA Investment Holding, LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	3/12/2021	3/10/2023	795	—	(1)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2027	384	(2)	(6)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	3/1/2021	3/1/2023	4,898	—	(7)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Undrawn	—	11/26/2021	11/26/2024	395	(4)	(7)	(0.00)%
Recorded Future, Inc.
Software	First lien (4)(5) - Undrawn	—	8/26/2019	7/3/2025	1,630	(7)	(8)	(0.00)%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)(5) - Undrawn	—	3/11/2022	4/1/2028	449	(3)	(3)
	First lien (4)(5) - Undrawn	—	3/11/2022	4/1/2024	1,124	(8)	(8)
					1,573	(11)	(11)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2027	$492	$(5)	$(5)
	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2023	815	—	(8)
					1,307	(5)	(13)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2027	727	(6)	(6)
	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2023	1,145	—	(9)
					1,872	(6)	(15)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	7/19/2021	7/19/2026	226	(3)	(15)	(0.00)%
IG IntermediateCo LLC
Infogain Corporation
Software	First lien (4)(5) - Undrawn	—	7/30/2021	7/30/2026	1,525	(11)	(15)	(0.00)%
Huskies Parent, Inc.
Business Services	First lien (4)(5) - Undrawn	—	12/31/2021	11/3/2027	341	(3)	(5)
	First lien (4)(5) - Undrawn	—	12/31/2021	11/3/2023	751	—	(12)
					1,092	(3)	(17)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	5/11/2022	5/11/2028	554	(6)	(6)
	First lien (4)(5) - Undrawn	—	5/11/2022	5/13/2024	1,260	—	(13)
					1,814	(6)	(19)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	12/20/2021	12/21/2027	1,907	(19)	(19)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (4)(5) - Undrawn	—	2/24/2022	2/24/2028	425	(4)	(7)
	First lien (4)(5) - Undrawn	—	2/24/2022	2/26/2024	849	—	(14)
					1,274	(4)	(21)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(4)(5) - Undrawn	—	8/17/2022	8/18/2024	7,036	—	—
	First lien (4)(5) - Undrawn	—	8/17/2022	8/18/2028	2,523	(22)	(22)
					9,559	(22)	(22)	(0.00)%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (4)(5) - Undrawn	—	6/23/2022	6/24/2024	1,578	—	(12)
	First lien (4)(5) - Undrawn	—	6/23/2022	6/25/2029	1,578	(11)	(12)
					3,156	(11)	(24)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DOCS, MSO, LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	6/1/2022	6/1/2028	$1,977	$—	$(6)
	First lien (4)(5) - Undrawn	—	6/1/2022	6/3/2024	7,412	—	(21)
					9,389	—	(27)	(0.00)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	4/20/2021	4/20/2027	2,259	(15)	(32)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	9/21/2021	9/27/2027	2,019	(20)	(32)	(0.00)%
CFS Management, LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	2/15/2022	2/15/2024	763	(5)	(33)	(0.00)%
TigerConnect, Inc.
Healthcare Services	First lien (2)(4)(5) - Undrawn	—	2/16/2022	2/16/2023	759	—	(8)
	First lien (4)(5) - Undrawn	—	2/16/2022	2/16/2028	2,630	(24)	(26)
					3,389	(24)	(34)	(0.00)%
Specialtycare, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2026	280	(3)	(8)
	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2023	930	(7)	(27)
					1,210	(10)	(35)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (4)(5) - Undrawn	—	12/22/2021	12/22/2027	4,013	(29)	(39)	(0.00)%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	12/27/2021	5/24/2024	3,195	—	(40)	(0.00)%
Bottomline Technologies, Inc.
Financial Services	First lien (4)(5) - Undrawn	—	5/12/2022	5/15/2028	4,156	(39)	(42)	(0.00)%
Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	11/23/2021	11/23/2023	2,409	—	(18)
	First lien (4)(5) - Undrawn	—	11/23/2021	5/24/2027	3,614	(24)	(27)
					6,023	(24)	(45)	(0.00)%
Ministry Brands Holdings, LLC
Software	First lien (4)(5) - Undrawn	—	12/31/2021	12/30/2027	678	(3)	(12)
	First lien (4)(5) - Undrawn	—	12/31/2021	12/30/2023	2,260	—	(39)
					2,938	(3)	(51)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (4)(5) - Undrawn	—	12/29/2021	12/29/2027	1,057	(9)	(11)
	First lien (4)(5) - Undrawn	—	12/29/2021	6/29/2023	3,758	—	(40)
					4,815	(9)	(51)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	10/15/2021	10/16/2023	$708	$—	$(20)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	1,331	(11)	(35)
					2,039	(11)	(55)	(0.01)%
OA Buyer, Inc.
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	12/20/2021	12/20/2028	5,959	(53)	(60)	(0.01)%
GS Acquisitionco, Inc.
Software	First lien (4)(5) - Undrawn	—	2/6/2020	5/22/2026	709	(4)	(6)
	First lien (4)(5) - Undrawn	—	10/7/2021	11/2/2022	6,200	—	(55)
					6,909	(4)	(61)	(0.01)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(4)(5) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(64)	(0.01)%
Galway Borrower LLC
Insurance Services	First lien (4)(5) - Undrawn	—	9/30/2021	9/29/2023	1,844	—	(30)
	First lien (4)(5) - Undrawn	—	9/30/2021	9/30/2027	2,341	(20)	(37)
					4,185	(20)	(67)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (4)(5) - Undrawn	—	5/26/2022	9/30/2027	1,790	(16)	(18)
	First lien (4)(5) - Undrawn	—	5/26/2022	5/26/2024	5,699	—	(57)
					7,489	(16)	(75)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	10/15/2021	10/13/2023	981	—	(10)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	2,733	(27)	(28)
	First lien (4)(5) - Undrawn	—	6/24/2022	6/24/2024	5,001	—	(52)
					8,715	(27)	(90)	(0.01)%
Businessolver.com, Inc.
Software	First lien (4)(5) - Undrawn	—	12/1/2021	12/1/2023	6,622	—	(92)	(0.01)%
MRI Software LLC
Software	First lien (5) - Undrawn	—	1/31/2020	2/10/2026	1,170	(3)	(26)
	First lien (5) - Undrawn	—	2/11/2022	8/16/2023	2,952	—	(66)
					4,122	(3)	(92)	(0.01)%
Al Altius US Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	12/20/2021	12/13/2023	9,300	—	(93)	(0.01)%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	11/1/2021	11/1/2027	4,009	(34)	(102)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2027	$1,144	$(9)	$(30)
	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2023	3,057	—	(79)
					4,201	(9)	(109)	(0.01)%
CCBlue Bidco, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	12/20/2021	12/21/2023	5,827	—	(116)	(0.01)%
Allworth Financial Group, L.P.
Financial Services	First lien (4)(5) - Undrawn	—	1/10/2022	12/23/2026	1,573	(13)	(43)
	First lien (4)(5) - Undrawn	—	1/20/2022	1/20/2024	3,864	—	(106)
					5,437	(13)	(149)	(0.01)%
DECA Dental Holdings LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	8/26/2021	8/26/2027	1,222	(12)	(24)
	First lien (4)(5) - Undrawn	—	8/26/2021	8/28/2023	6,875	—	(132)
					8,097	(12)	(156)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (4)(5) - Undrawn	—	9/13/2021	9/13/2023	7,203	—	(166)	(0.02)%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	10/22/2021	10/22/2023	9,277	—	(172)	(0.02)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	12/22/2021	12/22/2027	2,427	(21)	(24)
	First lien (4)(5) - Undrawn	—	12/22/2021	12/22/2023	14,854	—	(149)
					17,281	(21)	(173)	(0.02)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	2/25/2022	2/25/2028	1,095	(5)	(19)
	First lien (4)(5) - Undrawn	—	2/25/2022	2/25/2024	8,861	—	(156)
					9,956	(5)	(175)	(0.02)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	4/28/2021	4/27/2027	1,500	(6)	(27)
	First lien (4)(5) - Undrawn	—	12/1/2021	11/29/2023	9,932	(42)	(176)
					11,432	(48)	(203)	(0.02)%
USRP Holdings, Inc.
Federal Services	First lien (4)(5) - Undrawn	—	7/22/2021	7/23/2027	432	(3)	(14)
	First lien (4)(5) - Undrawn	—	7/22/2021	7/23/2023	8,516	—	(276)
					8,948	(3)	(290)	(0.03)%
PDQ.com Corporation
Information Technology	First lien (4)(5) - Undrawn	—	12/30/2021	8/28/2023	14,286	—	(335)	(0.03)%
Total Unfunded Debt Investments - United States					$254,872	$(658)	$(3,576)	(0.32)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	10/1/2021	10/1/2027	$2,460	$(21)	$(25)	(0.00)%
Total Unfunded Debt Investments - Netherlands					$2,460	$(21)	$(25)	(0.00)%
Total Unfunded Debt Investments					$257,332	$(679)	$(3,601)	(0.32)%
Total Non-Controlled/Non-Affiliated Investments						$2,093,421	$2,057,019	185.92%
Total Investments						$2,093,421	$2,057,019	185.92%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2022.
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
(14)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2022, 4.26% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(unaudited)

September 30, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	77.07%
Second lien	17.31%
Subordinated	1.50%
Equity and other	4.12%
Total investments	100.00%

September 30, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	35.18%
Business Services	15.86%
Healthcare Services	13.66%
Financial Services	7.19%
Consumer Services	6.98%
Healthcare Information Technology	6.00%
Distribution & Logistics	3.75%
Consumer Products	2.17%
Information Technology	1.83%
Education	1.70%
Insurance Services	1.69%
Packaging	1.37%
Specialty Chemicals & Materials	0.88%
Federal Services	0.69%
Industrial Services	0.46%
Information Services	0.34%
Business Products	0.25%
Total investments	100.00%

September 30, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.62%
Fixed rates	4.38%
Total investments	100.00%
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

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Maverick Bidco Inc.
Software	Second lien (4)(5) - Undrawn	—	4/29/2021	11/18/2022	$1,200	$—	$(3)	(0.00)%
Appriss Health Holdings, LLC (7)
Appriss Health, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	5/6/2021	5/6/2027	313	(3)	(3)	(0.00)%
Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	4/16/2021	4/16/2027	720	(5)	(4)	(0.00)%
KPSKY Acquisition Inc.
Industrial Services	First lien (4)(5) - Undrawn	—	10/19/2021	10/19/2023	497	—	(5)	(0.00)%
DCA Investment Holding, LLC
Healthcare Services	First lien (5) - Undrawn	—	3/12/2021	3/10/2023	1,455	—	(5)	(0.00)%
Recorded Future, Inc.
Software	First lien (5) - Undrawn	—	8/26/2019	7/3/2025	1,630	(9)	(8)	(0.00)%
Associations, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	7/2/2021	7/2/2027	1,772	(8)	(9)	(0.00)%
Therapy Brands Holdings LLC
Healthcare Information Technology	Second lien (2)(4)(5) - Undrawn	—	5/12/2021	5/18/2023	1,778	—	(9)	(0.00)%
Safety Borrower Holdings LLC
Information Services	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2027	512	(2)	(3)
	First lien (4)(5) - Undrawn	—	9/1/2021	9/1/2022	1,279	—	(6)
					1,791	(2)	(9)	(0.00)%
Specialtycare, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2026	280	(4)	(4)
	First lien (4)(5) - Undrawn	—	6/18/2021	6/18/2023	335	—	(5)
					615	(4)	(9)	(0.00)%
Huskies Parent, Inc.
Business Services	First lien (5) - Undrawn	—	12/31/2021	11/3/2027	638	(5)	(5)
	First lien (5) - Undrawn	—	12/31/2021	11/3/2023	751	—	(6)
					1,389	(5)	(11)	(0.00)%
Infogain Corporation
Software	First lien (4)(5) - Undrawn	—	7/30/2021	7/30/2026	1,854	(13)	(14)	(0.00)%
Ministry Brands Holdings, LLC
Software	First lien (5) - Undrawn	—	12/31/2021	12/30/2027	678	(3)	(3)
	First lien (5) - Undrawn	—	12/31/2021	12/30/2023	2,260	—	(11)
					2,938	(3)	(14)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	9/22/2021	9/22/2027	1,551	(16)	(16)	(0.00)%
Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	5/12/2021	5/12/2027	1,439	(16)	(18)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	1/27/2021	1/29/2027	$1,207	$(8)	$(9)
	First lien (4)(5) - Undrawn	—	4/23/2021	4/21/2023	911	—	(9)
					2,118	(8)	(18)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2027	559	(5)	(6)
	First lien (4)(5) - Undrawn	—	9/8/2021	9/8/2023	1,378	(10)	(14)
					1,937	(15)	(20)	(0.00)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	4/20/2021	4/20/2027	2,259	(18)	(20)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	9/21/2021	9/27/2027	2,254	(23)	(23)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2027	145	(1)	(1)
	First lien (4)(5) - Undrawn	—	6/30/2021	6/29/2023	2,544	—	(25)
					2,689	(1)	(26)	(0.00)%
Businessolver.com, Inc.
Software	First lien (5) - Undrawn	—	12/1/2021	12/1/2023	6,622	—	(33)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	1,331	(13)	(13)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/16/2023	2,211	—	(22)
					3,542	(13)	(35)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (5) - Undrawn	—	12/22/2021	12/22/2027	5,087	(38)	(38)	(0.00)%
Ocala Bidco, Inc.
Healthcare Information Technology	First lien (5) - Undrawn	—	12/27/2021	5/24/2024	3,196	—	(40)	(0.00)%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	11/1/2021	11/1/2027	4,009	(39)	(40)	(0.00)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2027	1,144	(11)	(11)
	First lien (4)(5) - Undrawn	—	8/2/2021	8/2/2023	3,977	—	(40)
					5,121	(11)	(51)	(0.01)%
GraphPAD Software, LLC
Healthcare Information Technology	First lien (4)(5) - Undrawn	—	4/28/2021	4/27/2027	1,500	(7)	(8)
	First lien (4)(5) - Undrawn	—	12/1/2021	11/29/2023	9,932	(49)	(49)
					11,432	(56)	(57)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OA Buyer, Inc.
Healthcare Information Technology	First lien (5) - Undrawn	—	12/20/2021	12/20/2028	$5,959	$(59)	$(60)	(0.01)%
Beacon Pointe Harmony, LLC**
Financial Services	First lien (5) - Undrawn	—	12/29/2021	12/29/2027	1,057	(11)	(11)
	First lien (5) - Undrawn	—	12/29/2021	6/29/2023	5,284	—	(53)
					6,341	(11)	(64)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	11/23/2021	5/24/2027	3,012	(23)	(23)
	First lien (4)(5) - Undrawn	—	11/23/2021	11/23/2023	6,023	—	(45)
					9,035	(23)	(68)	(0.01)%
PDQ.com Corporation
Information Technology	First lien (4)(5) - Undrawn	—	12/30/2021	8/28/2023	14,286	—	(71)	(0.01)%
Diamondback Acquisition, Inc.
Software	First lien (4)(5) - Undrawn	—	9/13/2021	9/13/2023	7,203	—	(72)	(0.01)%
NMC Crimson Holdings, Inc.
Healthcare Services	First lien (4)(5) - Undrawn	—	3/1/2021	3/1/2023	4,898	—	(73)	(0.01)%
Galway Borrower LLC
Insurance Services	First lien (4)(5) - Undrawn	—	9/30/2021	9/30/2027	2,519	(24)	(25)
	First lien (4)(5) - Undrawn	—	9/30/2021	9/29/2023	5,289	(15)	(53)
					7,808	(39)	(78)	(0.01)%
CCBlue Bidco, Inc.
Healthcare Services	First lien (5) - Undrawn	—	12/20/2021	12/21/2023	7,946	—	(79)	(0.01)%
USRP Holdings, Inc.
Federal Services	First lien (5) - Undrawn	—	7/22/2021	7/23/2027	425	(4)	(4)
	First lien (5) - Undrawn	—	7/22/2021	7/23/2023	8,516	—	(85)
					8,941	(4)	(89)	(0.01)%
DECA Dental Holdings LLC
Healthcare Services	First lien (4)(5) - Undrawn	—	8/26/2021	8/26/2027	2,292	(22)	(23)
	First lien (4)(5) - Undrawn	—	8/26/2021	8/28/2023	6,875	—	(69)
					9,167	(22)	(92)	(0.01)%
Al Altius US Bidco, Inc.
Software	First lien (5) - Undrawn	—	12/20/2021	12/13/2023	9,300	—	(93)	(0.01)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (5) - Undrawn	—	12/20/2021	12/21/2022	1,502	—	(15)
	First lien (5) - Undrawn	—	12/20/2021	12/21/2027	2,384	(24)	(24)
	First lien (5) - Undrawn	—	12/20/2021	12/21/2023	5,959	—	(60)
					9,845	(24)	(99)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2021
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	10/15/2021	10/15/2027	$2,928	$(28)	$(29)
	First lien (4)(5) - Undrawn	—	10/15/2021	10/13/2023	8,540	—	(85)
					11,468	(28)	(114)	(0.02)%
Vehlo Purchaser, LLC
Software	First lien (4)(5) - Undrawn	—	8/27/2021	8/27/2027	3,358	(34)	(34)
	First lien (4)(5) - Undrawn	—	8/27/2021	8/28/2023	8,325	—	(83)
					11,683	(34)	(117)	(0.02)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (5) - Undrawn	—	12/22/2021	12/22/2027	2,427	(24)	(24)
	First lien (5) - Undrawn	—	12/22/2021	12/22/2023	22,329	—	(223)
					24,756	(24)	(247)	(0.03)%
VetCor Professional Practices LLC
Consumer Services	First lien (5) - Undrawn	—	12/3/2021	7/2/2024	3,137	(15)	(16)
	First lien (5) - Undrawn	—	12/3/2021	12/4/2023	25,469	—	(127)
	Second lien (5) - Undrawn	—	12/3/2021	12/4/2023	28,229	—	(212)
					56,835	(15)	(355)	(0.04)%
Total Unfunded Debt Investments - United States					$357,721	$(680)	$(2,298)	(0.26)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	10/1/2021	10/1/2027	$2,460	$(24)	$(25)	(0.00)%
Total Unfunded Debt Investments - Netherlands					$2,460	$(24)	$(25)	(0.00)%
Total Unfunded Debt Investments					$360,181	$(704)	$(2,323)	(0.26)%
Total Non-Controlled/Non-Affiliated Investments						$1,726,611	$1,725,182	188.69%
Total Investments						$1,726,611	$1,725,182	188.69%

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C.
September 30, 2022
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Guardian III BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on May 22, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2022, the Company's top five industry concentrations were software, business services, healthcare services, financial services and consumer services.

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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2022, the Company recognized PIK interest from investments of $2,144 and $5,498, respectively, and PIK dividends from investments of $2,200 and $5,886, respectively. For the three and nine months ended September 30, 2021, the Company recognized PIK interest from investments of $477 and $779, respectively, and PIK dividends from investments of $679 and $924, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2022 and December 31, 2021, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
For the three and nine months ended September 30, 2022, the Company recognized a total income tax benefit (provision) of approximately $102 and $(5), respectively, for the Company's consolidated subsidiary. For the three and nine months ended September 30, 2022, the Company recorded current income tax benefit of approximately $5 and $54, respectively, and deferred income tax benefit (provision) of $97 and $(59), respectively, for the Company's consolidated subsidiary. For the three and nine months ended September 30, 2021, no current income tax expense or deferred income tax provision were recognized by the Company for its consolidated subsidiary.
As of September 30, 2022 and December 31, 2021, the Company had $59 and $0, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
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
Note 3. Investments
At September 30, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,599,376	$1,585,428
Second lien	376,196	355,919
Subordinated	30,948	30,853
Equity and other	86,901	84,819
Total investments	$2,093,421	$2,057,019

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$730,465	$723,552
Business Services	335,081	326,282
Healthcare Services	291,434	281,047
Financial Services	149,280	147,814
Consumer Services	144,098	143,587
Healthcare Information Technology	124,326	123,466
Distribution & Logistics	80,496	77,204
Consumer Products	44,635	44,590
Information Technology	38,135	37,651
Education	35,961	34,881
Insurance Services	35,052	34,764
Packaging	28,370	28,258
Specialty Chemicals & Materials	18,620	18,107
Federal Services	14,891	14,247
Industrial Services	9,515	9,481
Information Services	7,089	6,999
Business Products	5,973	5,089
Total investments	$2,093,421	$2,057,019
At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,254,285	$1,253,901
Second lien	388,339	387,406
Subordinated	9,390	9,390
Equity and other	74,597	74,485
Total investments	$1,726,611	$1,725,182

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$627,811	$628,680
Business Services	277,885	276,357
Healthcare Services	220,144	220,301
Healthcare Information Technology	115,837	115,772
Consumer Services	112,867	112,204
Distribution & Logistics	70,542	70,068
Financial Services	67,152	67,432
Education	44,349	44,493
Consumer Products	41,948	41,898
Information Technology	38,145	38,063
Insurance Services	34,682	34,617
Packaging	20,849	20,757
Specialty Chemicals & Materials	18,673	18,711
Federal Services	14,993	14,904
Industrial Services	9,083	9,076
Business Products	5,924	6,130
Information Services	5,727	5,719
Total investments	$1,726,611	$1,725,182
As of September 30, 2022, the Company had unfunded commitments on revolving credit facilities of $81,047 and no unfunded commitments on bridge facilities. As of September 30, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $176,285. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2022.
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2022:

	Total	Level I	Level II	Level III
First lien	$1,585,428	$—	$31,122	$1,554,306
Second lien	355,919	—	54,123	301,796
Subordinated	30,853	—	738	30,115
Equity and other	84,819	—	—	84,819
Total investments	$2,057,019	$—	$85,983	$1,971,036
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,253,901	$—	$47,305	$1,206,596
Second lien	387,406	—	165,511	221,895
Subordinated	9,390	—	—	9,390
Equity and other	74,485	—	—	74,485
Total investments	$1,725,182	$—	$212,816	$1,512,366
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2022	$1,908,049	$1,528,560	$284,125	$9,969	$85,395
Total gains or losses included in earnings:
Net realized losses on investments	(95)	(95)	—	—	—
Net change in unrealized depreciation of investments	(16,756)	(8,828)	(6,443)	(5)	(1,480)
Purchases, including capitalized PIK and revolver fundings	142,579	111,438	10,086	20,151	904
Proceeds from sales and paydowns of investments	(98,508)	(81,320)	(17,188)	—	—
Transfers into Level III(1)	81,954	35,328	46,626	—	—
Transfers out of Level III(1)	(46,187)	(30,777)	(15,410)	—	—
Fair Value, September 30, 2022	$1,971,036	$1,554,306	$301,796	$30,115	$84,819
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(17,082)	$(8,829)	$(6,768)	$(5)	$(1,480)

(1)As of September 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2021	$1,512,366	$1,206,596	$221,895	$9,390	$74,485
Total gains or losses included in earnings:
Net realized losses on investments	(95)	(95)	—	—	—
Net change in unrealized depreciation of investments	(26,708)	(9,580)	(15,144)	(13)	(1,971)
Purchases, including capitalized PIK and revolver fundings	547,044	495,748	18,253	20,738	12,305
Proceeds from sales and paydowns of investments	(155,551)	(138,363)	(17,188)	—	—
Transfers into Level III(1)	118,715	—	118,715	—	—
Transfers out of Level III(1)	(24,735)	—	(24,735)	—	—
Fair Value, September 30, 2022	$1,971,036	$1,554,306	$301,796	$30,115	$84,819
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(27,710)	$(10,242)	$(15,484)	$(13)	$(1,971)

(1)As of September 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2022 and September 30, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2022 were as follows:

				Range
Type	Fair Value as of September 30, 2022	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$1,496,768	Market & income approach	EBITDA multiple	7.0x	70.0x	19.4x
			Revenue multiple	4.0x	19.5x	10.1x
			Discount rate	9.1%	27.9%	10.9%
	57,538	Other	N/A (1)	N/A	N/A	N/A
Second lien	301,796	Market & income approach	EBITDA multiple	10.0x	33.0x	18.3x
			Discount rate	11.0%	19.6%	12.5%
Subordinated	30,115	Market & income approach	EBITDA multiple	18.5x	24.5x	20.8x
			Discount rate	12.7%	14.1%	13.6%
Equity and other	84,819	Market & income approach	EBITDA multiple	11.0x	26.5x	15.0x
			Revenue multiple	4.0x	19.5x	6.3x
			Discount rate	8.5%	16.4%	13.2%
	$1,971,036

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
The Wells Credit Facility (as defined below) and the Unsecured Notes (as defined below) are considered Level III. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s borrowings as of September 30, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2022
	Principal Amount	Fair Value
Wells Credit Facility	$675,100	$672,935
Unsecured Notes	275,000	247,372
Total Borrowings	$950,100	$920,307
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

Note 5. Agreements and Related Parties
The Company entered into an Investment Management Agreement (as defined below) with the Investment Adviser. Under the investment advisory and management agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services, to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
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
For the three and nine months ended September 30, 2022 and September 30, 2021, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and nine months ended September 30, 2022 and September 30, 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management fee	$3,301	$1,676	$9,906	$4,073
Less: management fee waiver	(5)	(169)	(270)	(429)
Net management fee	3,296	1,507	9,636	3,644
Incentive fee, excluding accrued incentive fees on capital gains	$4,869	$2,026	$12,619	$4,403
For the three and nine months ended September 30, 2022 and September 30, 2021, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2022, approximately $202 and $659 respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and nine months ended September 30, 2021, approximately $227 and $593, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2022 and December 31, 2021, approximately $202 and $220, respectively, of indirect administrative expenses was included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order (as defined below) on May 24, 2022, as amended on June 22, 2022. On August 30, 2022, New Mountain Finance Corporation and certain of its affiliates, including the Company, received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.

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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022(1)	September 30, 2021
Interest expense	$—	$611	$653	$2,156
Amortization of financing costs	—	2	7	6
Weighted average interest rate	—%	3.0%	3.0%	3.0%
Effective interest rate	—%	3.0%	3.1%	3.0%
Average debt outstanding	$—	$80,747	$94,578	$96,079

(1)For the nine months ended September 30, 2022, amounts reported represent the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).
As of December 31, 2021, the outstanding balance on the BMO Subscription Line was $92,000, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such date.
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $800,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$7,655	$1,294	$14,846	$2,934
Non-usage fee	125	90	390	297
Amortization of financing costs	358	189	982	412
Weighted average interest rate	4.3%	2.2%	3.3%	2.3%
Effective interest rate	4.6%	2.7%	3.6%	2.9%
Average debt outstanding	$696,029	$227,970	$597,135	$168,759
As of September 30, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $675,100 and $473,100, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021(1)	September 30, 2022	September 30, 2021(1)
Interest expense	$2,556	$719	$6,910	$719
Amortization of financing costs	204	66	545	66
Weighted average interest rate	3.7%	3.6%	3.7%	3.6%
Effective interest rate	4.0%	4.0%	4.0%	4.0%
Average debt outstanding	$275,000	$125,000	$250,092	$125,000

(1)For three and nine months ended September 30, 2021, amounts represent the period from August 4, 2021 (issuance of the Unsecured Notes) to September 30, 2021.
As of September 30, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $275,000 and $175,000, respectively, and the Company was in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2022, the Company had unfunded commitments on revolving credit facilities of $81,047, no outstanding bridge financing commitments, and other future funding commitments of $176,285. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $71,664, no outstanding bridge financing commitments and other future funding commitments of $288,517. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.

The Company also has revolving borrowings available under the Wells Credit Facility as of September 30, 2022 and had revolving borrowings available under the Wells Credit Facility and BMO Subscription Line as of December 31, 2021. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $23,819 and $45,900, respectively, which could require funding in the future.
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
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 10, 2022	March 24, 2022	22,981,305	$229,812
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 26, 2021	February 26, 2021	5,250,000	$52,500
February 26, 2021	March 11, 2021	105,000	1,050
May 25, 2021	June 9, 2021	2,500,500	25,005
July 12, 2021	July 26, 2021	3,810,600	38,106
August 12, 2021	August 26, 2021	5,288,982	52,890
		16,955,082	$169,551
The following table reflects the distributions declared on the Company's common units for the nine months ended September 30, 2022.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 29, 2022	March 30, 2022	April 20, 2022	$0.181
June 27, 2022	June 29, 2022	July 20, 2022	0.217
September 28, 2022	September 29, 2022	October 20, 2022	0.240
			$0.638

The following table reflects the distributions declared on the Company's common units for the nine months ended September 30, 2021.

Date Declared	Record Date	Payment Date	Per Unit Amount
February 24, 2021	February 25, 2021	April 13, 2021	$0.120
March 26, 2021	March 30, 2021	April 13, 2021	0.080
June 2, 2021	June 8, 2021	July 13, 2021	0.160
June 25, 2021	June 29, 2021	July 13, 2021	0.090
July 20, 2021	July 23, 2021	October 13, 2021	0.017
August 23, 2021	August 25, 2021	October 13, 2021	0.096
September 28, 2021	September 29, 2021	October 29, 2021	0.172
			$0.735
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$8,647	$9,461	$35,888	$23,670
Denominator for basic & diluted weighted average unit:	114,906,527	38,079,671	108,003,717	32,307,812
Basic & diluted earnings per unit:	$0.08	$0.25	$0.33	$0.73

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2022 and September 30, 2021.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Per unit data(1):
Members' capital, December 31, 2021 and December 31, 2020, respectively	$9.95	$10.00
Net investment income	0.66	0.77
Net realized and unrealized (losses) gains(2)	(0.34)	(0.07)
Total net increase	0.32	0.70
Distributions declared to unitholders from net investment income	(0.64)	(0.74)
Members' capital, September 30, 2022 and September 30, 2021, respectively	$9.63	$9.96
Total return based on members' capital(3)	3.27%	7.17%
Units outstanding at end of period	114,906,527	42,334,540
Average weighted units outstanding for the period	108,003,717	32,307,812
Average members' capital for the period	$1,068,004	$324,066
Ratio to average members' capital:
Net investment income(4)	8.95%	10.36%
Total expenses, before waivers/reimbursements(4)	6.28%	7.17%
Total expenses, net of waivers/reimbursements(4)	6.24%	7.00%

Average debt outstanding—Unsecured Notes (5)	$250,092	$125,000
Average debt outstanding—BMO Subscription Line(6)	$94,578	$96,079
Average debt outstanding—Wells Credit Facility	$597,135	$168,759
Asset coverage ratio	216.45%	174.24%
Portfolio turnover	8.08%	24.22%

Capital Commitments	$1,149,065	$705,576
Funded Capital Commitments	$1,149,065	$423,345
% of Capital Commitments funded	100.00%	60.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions, which for the nine months ended September 30, 2022 and September 30, 2021 were $(0.01) and $(0.03), respectively.
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
(5)For the nine months ended September 30, 2021, average debt outstanding represents the period from August 4, 2021 (issuance of the Unsecured Notes) to September 30, 2021.
(6)For the nine months ended September 30, 2022, average debt outstanding represents the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2022.
In December 2020, the SEC adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 13. Subsequent Events
On November 7, 2022, the Company’s board of directors appointed John R. Kline as the Chief Executive Officer of the Company, effective January 1, 2023, in addition to continuing in his role as President and as Chairman of the board of directors. Mr. Kline joined New Mountain in 2008 and has been a senior executive within New Mountain Capital's credit effort since its inception that year. Also on November 7, 2022, the Company’s board of directors received and accepted the resignation of Robert A. Hamwee as Chief Executive Officer, to become effective January 1, 2023. Mr. Hamwee will continue to serve as a senior member of the Investment Committee of the Company’s Investment Adviser and as a Managing Director of New Mountain Capital. The Company’s Investment Adviser believes that its management team, with the overall support of New Mountain Capital’s team of 215 professionals, is adequately staffed to support the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2022, and the related consolidated statements of operations and changes in members’ capital for the three-month and nine-month periods ended September 30, 2022 and 2021, the consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 10, 2022

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
Overview
We are a Delaware limited liability company formed on May 22, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. As of September 30, 2022, our top five industry concentrations were software, business services, healthcare services, financial services and consumer services.
As of September 30, 2022, our members' capital was approximately $1,106.4 million and our portfolio had a fair value of approximately $2,057.0 million in 99 portfolio companies.
Recent Developments
On November 7, 2022, our board of directors appointed John R. Kline as the Chief Executive Officer, effective January 1, 2023, in addition to continuing in his role as President and as Chairman of the board of directors. Mr. Kline joined New Mountain in 2008 and has been a senior executive within New Mountain Capital's credit effort since its inception that year. Also on November 7, 2022, our board of directors received and accepted the resignation of Robert A. Hamwee as Chief Executive Officer, to become effective January 1, 2023. Mr. Hamwee will continue to serve as a senior member of the Investment Committee of our Investment Adviser and as a Managing Director of New Mountain Capital. Our Investment Adviser believes that its management team, with the overall support of New Mountain Capital’s team of 215 professionals, is adequately staffed to support us.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2022.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2022.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2022, we recognized PIK interest from investments of approximately $2.1 million and $5.5 million, respectively, and PIK dividends from investments of approximately $2.2 million and $5.9 million, respectively. For the three and nine months ended September 30, 2021, we recognized PIK interest from investments of approximately $0.5 million and $0.8 million, respectively, and PIK dividends from investments of approximately $0.7 million and $0.9 million, respectively.

Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2022 and December 31, 2021, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of September 30, 2022:

(in millions)	As of September 30, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	78.1	3.7%	70.6	3.4%
Green	2,015.3	96.3%	1,986.4	96.6%
	$2,093.4	100.0%	$2,057.0	100.0%
As of September 30, 2022, all investments in our portfolio had a Green Risk Rating, with the exception of five portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,057.0 million in 99 portfolio companies at September 30, 2022 and approximately $1,725.2 million in 90 companies at December 31, 2021.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021
New investments in 46 and 55 portfolio companies, respectively	$505.9	$676.9
Debt repayments in existing portfolio companies	(107.3)	(134.1)
Sales of securities in 5 and 0 portfolio companies, respectively	(44.5)	—
Change in unrealized appreciation on 17 and 21 portfolio companies, respectively	1.8	3.1
Change in unrealized depreciation on 86 and 49 portfolio companies, respectively	(36.8)	(4.4)
Recent Accounting Standards Updates
See Part 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2022 and September 30, 2021
Revenue

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Total interest income	$44,233	$14,173
Dividend income	2,200	679
Fee income	1,288	4,299
Total investment income	$47,721	$19,151
Our total investment income increased by approximately $28.6 million, or 149%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, total investment income of approximately $47.7 million consisted of approximately $41.0 million in cash interest from investments, approximately $2.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.1 million, approximately $2.2 million in PIK dividends from investments and approximately $1.3 million in fee income. The increase in interest income of approximately $30.1 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to interest income earned which is attributable to higher effective interest rates on larger invested balances, driven by proceeds from drawdowns on Capital Commitments, higher drawn balances on our revolving credit facility and the issuance of our Unsecured Notes (as defined below). Our increase in dividend income for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was due to 2 new investments in preferred securities. Fee income during the three months ended September 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 5 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Management fee	$3,301	$1,676
Less: management fee waiver	(5)	(169)
Net management fee	3,296	1,507
Interest and other financing expenses	10,908	2,983
Incentive fee	4,869	2,026
Administrative expenses	661	463
Professional fees	298	237
Organizational and offering expenses	—	383
Other general and administrative expenses	99	67
Net expenses before income taxes	20,131	7,666
Income tax benefit	(5)	—
Net expenses after income taxes	$20,126	$7,666
Our total net operating expenses increased by $12.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Our management fee increased by approximately $1.8 million, net of a management fee waiver, and our incentive fee increased by approximately $2.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $7.9 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to higher drawn balances on our revolving credit facility and our issuance of the Unsecured Notes (as defined below) in August 2021, December 2021 and March 2022.
Administrative expenses increased by approximately $0.2 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Organization and offering expenses decreased by approximately

$0.4 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the end of the Closing Period on October 15, 2021. Total professional fees and total other general and administrative expenses remained consistent.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net realized losses on investments	$(600)	$—
Net change in depreciation of investments	(18,445)	(2,024)
Benefit for taxes	97	—
Net realized and unrealized losses	$(18,948)	$(2,024)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $18.9 million for the three months ended September 30, 2022 as compared to net unrealized depreciation resulting in a net loss of approximately $2.0 million for the three months ended September 30, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period, as well as realized losses on 3 positions. The benefit for income taxes was attributable to an equity investment that is held as of September 30, 2022 in one of our wholly-owned subsidiaries. The net loss for the three months ended September 30, 2021 was primarily driven by accelerated amortization recognized due to the early repayment of 9 of our investments, unrealized depreciation recognized on KAMC Holdings, Inc. and the overall decrease in market prices of our investments during the period.
Results of Operations for the Nine Months Ended September 30, 2022 and September 30, 2021
Revenue

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Total interest income	$108,602	$34,245
Dividend income	5,886	924
Fee income	6,887	6,897
Total investment income	$121,375	$42,066
Our total investment income increased by approximately $79.3 million, or 189%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, total investment income of approximately $121.4 million consisted of approximately $100.4 million in cash interest from investments, approximately $5.5 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.7 million, approximately $5.9 million in PIK dividends from investments and approximately $6.9 million in fee income.
The increase in interest income of approximately $74.4 during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to higher LIBOR and SOFR rates on larger invested balances, driven by proceeds from drawdowns on Capital Commitments, higher drawn balances on our revolving credit facility and the issuance of our Unsecured Notes (as defined below). Our increase in dividend income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was due to 2 new investments in preferred securities. Fee income during the nine months ended September 30, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 28 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Management fee	$9,906	$4,073
Less: management fee waiver	(270)	(429)
Net management fee	9,636	3,644
Interest and other financing expenses	24,363	6,622
Incentive fee	12,619	4,403
Administrative expenses	2,012	1,141
Professional fees	1,079	559
Organizational and offering expenses	—	591
Other general and administrative expenses	200	149
Net expenses before income taxes	49,909	17,109
Income tax benefit	(54)	—
Net expenses after income taxes	$49,855	$17,109
Our total net operating expenses increased by $32.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Our management fee increased by approximately $6.0 million, net of a management fee waiver, and our incentive fee increased by approximately $8.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $17.7 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to higher drawn balances on our revolving credit facility and our issuance of the Unsecured Notes (as defined below) in August 2021, December 2021 and March 2022.
Administrative expenses increased by approximately $0.9 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to higher fees charged for administrative services performed over our larger managed and invested balances. Organization and offering expenses decreased by approximately $0.6 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the end of the Closing Period on October 15, 2021. Total professional fees, and total other general and administrative expenses increased by approximately $0.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to increased costs as we continued to deploy capital contributions.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net realized losses on investments	$(600)	$—
Net change in depreciation of investments	(34,973)	(1,287)
Provision for taxes	(59)	—
Net realized and unrealized (losses) gains	$(35,632)	$(1,287)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $35.6 million for the nine months ended September 30, 2022 as compared to net unrealized depreciation resulting in a net loss of approximately $1.3 million for the nine months ended September 30, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period, as well as realized losses on 3 positions. The provision for income taxes was attributable to an equity investment that is held as of September 30, 2022 in one of our wholly-owned subsidiaries. The net loss for the nine months ended September 30, 2021 was primarily driven by the overall decrease in market prices, as well as accelerated amortization recognized due to the early repayment of 13 of our investments during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder, has authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2022, our asset coverage ratio was 216.5%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On September 30, 2022 and December 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2022	December 31, 2021
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	229.8
% of Capital Commitments funded	100.0%	80.0%
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $25.8 million and $24.1 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2022 and September 30, 2021, were approximately $370.9 million and $490.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $257.3 million and $360.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2022 and December 31, 2021, we had commitment letters to purchase investments in the aggregate par amount of $23.8 million and $45.9 million, respectively, which could require funding in the future. As of September 30, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
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
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2022 and September 30, 2021.
Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, the "Wells Credit Facility") as the borrower, us as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility. The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $800.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
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
As of September 30, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $675.1 million and $473.1 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2022 and September 30, 2021.
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
As of September 30, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $275.0 million and $175.0 million, respectively, and we were in compliance with the applicable covenants in the Unsecured Notes on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2022.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$275.0	$—	$275.0	$—	$—
Wells Credit Facility (2)	675.1	—	675.1	—	—
Total Contractual Obligations	$950.1	$—	$950.1	$—	$—

(1)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased, $100.0 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
(2)Under the terms of the $800.0 million Wells Credit Facility, all outstanding borrowings under that facility ($675.1 million as of September 30, 2022) must be repaid on or before July 15, 2025. As of September 30, 2022, there was approximately $124.9 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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

Distributions and Dividends
Distributions declared for the nine months ended September 30, 2022 and September 30, 2021 totaled approximately $73.3 million and $24.8 million, respectively.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2022, approximately $0.2 million and $0.7 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2022, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57 (o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk]
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks had reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Since then, the Federal Reserve has raised rates by an additional 3.5%, most recently by 0.75% in November 2022, and indicated that it would consider future rate hikes if inflation does not slow. During the three and nine months ended September 30, 2022, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of September 30, 2022, approximately 95.6% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 4.4% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.00)%
Base Interest Rate	—%
+100 Basis Points	8.11%
+200 Basis Points	16.41%
+300 Basis Points	24.71%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2022. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K.
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
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 23, 2021.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 12, 2022.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2022.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)