Form 10-K
period 2022-12-31
New Mountain Guardian III BDC, L.L.C.
filed 2023-03-09
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of March 9, 2023 was 114,906,527. As of June 30, 2022, there was no established public market for the registrant's limited liability company common units.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

PART I
Item 1.    BUSINESS.
New Mountain Guardian III BDC, L.L.C. (the "Company", "we", "us" or "our") is a Delaware limited liability company formed on May 22, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, for U.S federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee'), which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. For additional information on the Investment Committee, see "Investment Committee".
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
Investment Objective and Portfolio
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2022, our top five industry concentrations were software, business services, healthcare, consumer services and financial services. At December 31, 2022, our portfolio consisted of 99 portfolio companies and was invested 77.3% in first lien loans, 16.9% in second lien loans, 1.5% in subordinated loans and 4.3% in equity and other, as measured at fair value, versus 90 portfolio companies invested 72.7% in first lien loans and 22.5% in second lien loans, 0.5% in subordinated loans and 4.3% in equity and other, as measured at fair value at December 31, 2021.
The fair value of our investments, as determined in good faith by the board of directors, was approximately $2,053.9 million in 99 portfolio companies at December 31, 2022 and approximately $1,725.2 million in 90 portfolio companies at December 31, 2021.
The following table shows our portfolio and investment activity for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
(in millions)	2022	2021
New investments in 52 and 83 portfolio companies, respectively	$551.9	$1,454.9
Debt repayments in existing portfolio companies	(145.4)	(170.7)
Sales of securities in 5 and 0 portfolio companies, respectively	(46.4)	—
Change in unrealized appreciation on 12 and 25 portfolio companies, respectively	1.5	3.4
Change in unrealized depreciation on 92 and 71 portfolio companies, respectively	(53.3)	(6.9)
The following summarizes our ten largest portfolio company investments and our top ten industries in which we were invested as of December 31, 2022, calculated as a percentage of fair value as of December 31, 2022:

Portfolio Company	Percent of Total Investments at Fair Value
Recorded Future, Inc.	2.7%
GS Acquisitionco, Inc.	2.6%
Bottomline Technologies, Inc.	2.4%
OA Buyer, Inc.	2.4%
Notorious Topco, LLC	2.2%
Wealth Enhancement Group, LLC	2.2%
OEC Holdco, LLC	2.1%
CCBlue Bidco, Inc.	2.1%
Diamondback Acquisition, Inc.	2.0%
Paw Midco, Inc.	2.0%
22.7%

Industry Type	Percent of Total Investments at Fair Value
Software	37.7%
Business Services	20.6%
Healthcare	19.4%
Consumer Services	5.7%
Financial Services	4.8%
Distribution & Logistics	3.9%
Consumer Products	2.2%
Education	1.7%
Information Technology	1.6%
Packaging	1.4%
99.0%
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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Kyle Peterson served on the Investment Committee from August 2021 to July 2022. Beginning in August 2022, A. Joe Delgado was appointed to the Investment Committee for a one year term. Effective January 1, 2023, Laura C. Holson joined the Investment Committee as a new permanent member. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. The members of our investment team are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and allows the deal team members to work more efficiently.
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
First lien loans, second lien loans, subordinated loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate and may contain prepayment penalties. First lien loans are secured by a first priority security interest in all existing and future assets of the borrower. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. Second lien loans are secured by a second priority interest and subordinated loans are generally unsecured. Our loan and bond investments may include payment‑in‑kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. In some cases, our investments may also include equity interests.
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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green, with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2022:

(in millions)	As of December 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	91.4	4.3%	77.9	3.8%
Green	2,015.8	95.7%	1,976.0	96.2%
	$2,107.2	100.0%	$2,053.9	100.0%
Exit Strategies/Refinancing
We expect to exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity, or (iv) our sale of the debt investment. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
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
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the investment professionals of the Investment Adviser look at the number of quotes readily available and perform the following procedures:
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
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the investment professionals of the Investment Adviser do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our Board; and
d.When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

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
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company, as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the United States, it must be operated for the purpose of investing in or lending to primarily private or thinly traded companies and it must make significant managerial assistance available to those companies whose securities are considered Qualifying Assets (as defined below) for the BDC.
We have a Board. A majority of our Board must be persons who are not "interested persons", as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, to provide additional shareholder protection, we are required to provide and maintain a bond issued by a reputable fidelity insurance company.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or make any co‑investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co‑invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co‑investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co‑invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co‑investment transaction, including, but not limited to, that (1) the terms of the potential co‑investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching of us or our unitholders on the part of any person concerned, and (2) the potential co‑investment transaction is consistent with the interests of our unitholders and is consistent with our then‑current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company, subject to certain conditions.
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

Taxation as a Regulated Investment Company
We have elected to be treated for U.S. federal income tax purposes, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code.
To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with our return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a "Qualified Publicly Traded Partnership"); and (4) diversify our holdings so that, at the end of each quarter of each of our taxable years (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in (I) the securities (other than U.S. government securities or securities of other RICs) of any one issuer, (II) the securities, other than securities of other RICs, of any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) the securities of certain Qualified Publicly Traded Partnerships.
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
Failure to Qualify as a Regulated Investment Company
If we fail to qualify as a RIC or fail to satisfy the 90% distribution requirement in any taxable year, we would be subject to U.S. federal income tax at regular corporate rates on our taxable income (including distributions of net capital gains), even if such income were distributed to our unitholders, and all distributions out of earnings and profits would be taxed to unitholders as ordinary dividend income. Such distributions generally may be eligible (i) to be treated as "qualified dividend income" in the case of individuals and other noncorporate unitholders and (ii) for the dividends received deduction in the case of corporate unitholders. In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
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
The Private Offering
We conducted a private offering (the "Private Offering") of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Throughout the Closing Period (as defined below), which was from July 15, 2019 to October 15, 2021, Units were continuously offered for subscription. Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18‑month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. We accepted and drew down Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.15 billion. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown," and the date on which the Initial Drawdown occurred, the "Initial Drawdown Date"). The "Investment Period" began on July 15, 2019 and will continue until the four‑year anniversary of such date. Our term is six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors (the six year period and any successive extensions, the "Term").

We have entered into separate subscription agreements with one or more investors providing for the private placement of Units pursuant to the Private Offering. As of December 31, 2022, we had aggregate Capital Commitments from investors of $1.15 billion, fully drawn.
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
Prior to the end of the Term, the unitholders may be given the opportunity (but would not be required) to elect to exchange their Units for interests in another investment vehicle managed by the Investment Adviser or its affiliates. Any such exchange would be structured in a manner so as to not cause dilution to unitholders who do not elect to exchange their units. There is no assurance such opportunity to exchange Units will be provided.
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
On February 16, 2022, our Board approved a new investment advisory and management agreement (the "Investment Management Agreement") between us and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of our outstanding voting securities approved the Investment Management Agreement via written consent. On March 21, 2022, we filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting the unitholders' approval of the Investment Management Agreement which was executed and became effective on April 11, 2022. Our board of directors most recently re-approved the Investment Management Agreement on January 24, 2023, at an in-person meeting, for a period of 12 months commencing on March 1, 2023.
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
Base Management Fees
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) (the "Managed Capital") as of the last day of the applicable quarter. For the period from the effective date of the Prior Investment Management Agreement, July 15, 2019, through June 30, 2020, the base management fee was reduced by 50.0%(for an annual rate of 0.575% through June 30, 2020). The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by us or our subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2.0 million or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap, as defined below.
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

Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on a percentage of our income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as upfront, amendment, commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the administration agreement (the "Administration Agreement"), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
As of December 31, 2022, 4.9% of our total assets were non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2022.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2022.
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

Compliance Policies and Procedures
We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our Units that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months, or (iii) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. There is currently no public market for our Units and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
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
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding their assessment of their respective internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of our affiliates, including New Mountain Finance Corporation ("NMFC"), NMF SLF I, Inc. and New Mountain Guardian IV BDC, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
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
Role of New Mountain Capital and its Professionals; No Dedicated Investment Team
Our investors are placing their entire Capital Commitment in the exclusive discretion of, and are dependent upon the skill and experience of, New Mountain Capital and the Investment Adviser. Unitholders will be relying on the ability of the Investment Adviser to identify, structure and implement the investments to be made using the capital available to us. Unitholders have no rights or powers to take part in our management or making investment decisions and will not receive the amount of any portfolio company's financial information that is generally available to the Investment Adviser. The Investment Adviser, subject to the oversight of the Board, has sole and absolute discretion in identifying, structuring, negotiating, purchasing, financing and eventually divesting investments on our behalf (subject to specified exceptions). The Investment Adviser may be unable to find a sufficient number of attractive opportunities to meet our investment objectives. Our success will depend on the ability of the Investment Adviser to identify suitable portfolio investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of portfolio investments. Our success will also depend in part upon the skill, expertise and ability of New Mountain Capital's investment professionals and, as more fully discussed below, the management of portfolio companies. The interests of these professionals in New Mountain Capital and the incentive fee should tend to discourage them from withdrawing from participation in our investment activities. However, there can be no assurance that such professionals will continue to be associated with New Mountain Capital or the Investment Adviser throughout our life and a loss of the services of key personnel could impair New Mountain Capital's ability to provide services to us. There is ever‑increasing competition among alternative asset managers, financial institutions, private investment firms, financial sponsors, investment managers and other industry participants for hiring and retaining qualified investment professionals. There can be no assurance that New Mountain Capital personnel or its senior advisors will not be solicited by and join competitors or other firms and/or that New Mountain Capital will be able to hire and retain any new personnel or senior advisors that it seeks to maintain or add to its roster of investment professionals.
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
The Investment Adviser is managed by an Investment Committee, which oversees over our investment activities. The Investment Committee currently consists of six members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
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

In addition, any Pre‑Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Investment Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in us paying an incentive fee on income we never received.
Indemnification
We will be required to indemnify any person who has served as our director, officer or employee, the Investment Adviser and each of their respective affiliates and related parties, and each person serving, or who has served, as a member of New Mountain Capital's Executive Advisory Council or the advisory committee (collectively, the "Covered Persons") for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to unitholders. For example, in their capacity as directors of portfolio companies, the members, managers or affiliates of New Mountain Capital may be subject to derivative or other similar claims brought by stockholders of such companies. The indemnification obligation (including the advancement of expenses in connection therewith) would be payable from our assets, including the unfunded Capital Commitments of unitholders. Furthermore, as a result of the provisions contained in our Third A&R LLC Agreement, unitholders may have a more limited right of action in certain cases than it would in the absence of such limitations. For example, Covered Persons will not owe a duty of care equivalent to a "negligence" standard, but rather the Third A&R LLC Agreement provides that the Covered Persons will not be liable unless they act with "gross negligence." Further, members of the advisory committee will not be held to a "gross negligence" standard, but will only be liable for fraud, bad faith, or willful misconduct. In addition, under the Third A&R LLC Agreement, we are required to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determinations as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person's entitlement to indemnification), and as such, there may be periods where we are advancing expenses to an individual or entity with whom we are not aligned or is otherwise an adverse party in a dispute.
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
The Investment Adviser manages three other companies, other than us, that are regulated as BDCs and RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source‑of‑income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.

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
Misconduct of Employees and of Third‑Party Service Providers
Misconduct by employees of the Investment Adviser or by third‑party service providers could cause significant losses to us. The Board has determined that the compliance policies and procedures of the Investment Adviser and other service providers are reasonably designed to prevent violations of securities laws, but there is no assurance that these policies will prevent violations or other activities that could harm us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities, or concealing unsuccessful trading investments (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third‑party service providers, including, without limitation, failing to recognize trades, misappropriating assets or a failure of a custodian that holds our securities. In addition, employees and third‑party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. It is not always possible to deter misconduct by employees or service providers, and the precautions the Investment Adviser takes to detect and prevent this activity may not be effective in all cases. No assurances can be given that the due diligence performed by the Investment Adviser will identify or prevent any such misconduct.
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
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine; and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as those the United States and many other economies have recently experienced. Among other things, these companies:
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
Unfunded Debt Commitments and Follow‑On Investments
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments. We expect that certain of our investments will take the form of unfunded commitments that we will be contractually obligated to fund on the demand of a borrower or other counterparty. We will not be able to control when, or if, these unfunded debt commitments are funded. Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow‑on" investments, in order to, among other things, (i) increase or maintain in whole or in part our ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing, or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow‑on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow‑on investments, subject to the availability of capital resources. If we fail to make follow‑on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized, we could miss an opportunity for us to increase its participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow‑on investment, we may elect not to make a follow‑on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow‑on investments or such follow‑on investments would adversely impact our ability to qualify for or maintain our RIC tax treatment.
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
The Investment Adviser may, and intends to, fund the making of portfolio investments and fulfilling other capital needs with proceeds from drawdowns under one or more revolving credit facilities (the collateral for which can be, for example, one or more of our assets, i.e., asset‑backed facilities, or the undrawn capital commitments of investors, i.e., subscription lines) after calling for capital contributions. Capital calls, including those used to pay interest on subscription lines, asset‑back facilities and other indebtedness, may from time to time be "batched" together into larger, less frequent capital calls or closings, with our interim capital needs being satisfied by us borrowing money from such credit facilities. The interest expense and other costs of any such borrowings will be fund expenses and, accordingly, decrease our net returns.
Leverage arrangements ("Leverage Arrangements") into which we may enter may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such Leverage Arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in a credit facility could limit our ability to make distributions to our unitholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to U.S. federal income tax (and any applicable state and local taxes).
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

Risk of Limited Number of Investments; Dependence on Performance of Certain Investments
We may participate in a limited number of portfolio investments and, as a consequence, our aggregate return may be substantially adversely affected by the unfavorable performance of even a single portfolio investment. Moreover, there are no assurances that all of our portfolio investments will perform well or even return capital. Therefore, if certain portfolio investments perform unfavorably, for us to achieve above‑average returns, one or a few of our portfolio investments must perform well. There can be no assurance that this will be the case. In addition, other than us seeking to meet the diversification requirements by virtue of our intention to be a RIC for U.S. federal income tax purposes, investors have no assurance as to the degree of diversification of our portfolio investments, either by geographic region, industry or transaction type. To the extent we concentrate portfolio investments in a particular issuer, industry, sub‑sector, security, investment type, or geographic region, we will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto. In addition, certain geographic regions, industries and/or sub‑sectors may be more adversely affected from economic pressures when compared to other geographic regions, industries or sub‑sectors.
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
Economic Recessions and Government Spending Cuts
Many of our portfolio companies may be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic, and may be unable to repay their debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
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
We may invest in portfolio companies that may (i) have an unfavorable financial history, (ii) be operating at a loss or have significant fluctuations in operating results, (iii) be engaged in rapidly changing business environments, or (iv) need substantial additional capital to set up internal infrastructure, hire management and personnel, support expansion or achieve or maintain a competitive position. Such portfolio companies may have a greater variability of returns, and a higher risk of failure, than more established companies. Such companies also may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel.
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
Hedging; Derivative Instruments
In November 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements would apply unless the BDC qualified as a "limited derivatives user", as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
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
We may adjust the valuation of our portfolio quarterly to reflect the Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
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
Transactions with Affiliates
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co‑investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub‑advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Investment Adviser, or entering into joint arrangements such as certain co‑investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act, if applicable, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order, as amended by a subsequent order on August 30, 2022, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching by us or our unitholders on the part of any person concerned, and (2) the potential coinvestment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objectives and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions.
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

Limited Access to Information
Unitholders' rights to information regarding us will be specified, and strictly limited, in the Third A&R LLC Agreement. In particular, it is anticipated that the Investment Adviser will obtain certain types of material information from portfolio investments that will not be disclosed to unitholders because such disclosure is prohibited for contractual, legal, or similar obligations outside of the Investment Adviser's control. Decisions by the Investment Adviser to withhold information may have adverse consequences for unitholders in a variety of circumstances. For example, a unitholder that seeks to transfer its Units may have difficulty in determining an appropriate price for such Units. Decisions to withhold information also may make it difficult for unitholders to monitor the Investment Adviser and its performance. Additionally, it is expected that unitholders who designate representatives to participate on the advisory committee may, by virtue of such participation and subject to applicable law, have more information about us and our portfolio investments in certain circumstances than other unitholders generally and may be disseminated information in advance of communication to other unitholders generally.
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
Fund Expenses
We will pay and bear all fund expenses related to our operations (subject to the Specified Expenses Cap). The amount of these fund expenses will be substantial and will reduce the actual returns realized by the unitholders on their investment in us (and will reduce the amount of capital available to be deployed by us in portfolio investments). As described further in the Third A&R LLC Agreement, fund expenses encompass a broad range of expenses, including, but not limited to, reimbursement of expenses to the Administrator pursuant to the Administration Agreement, origination fees, syndication fees, research costs, due diligence costs, bank service fees, broken deal expenses, fees and expenses related to transfer agents, rating agencies, valuation and appraisal agents, third‑party administrators and deal finders, experts, advisers, consultants, engineers and other professionals and service providers, travel, meal and lodging expenses incurred for investment related purposes, outside legal counsel, accountants, indemnification and contribution expenses, expenses related to Fund‑related compliance obligations (including Form PF and Form ADV, blue sky filings and registration statement filings), AIFMD‑related expenses (including Annex IV reporting), and the cost of operational and accounting software and related expenses, the cost of software used by the Investment Adviser and its affiliates to track and monitor investments (i.e., portfolio management software), and risk, research and market data‑related expenses (including software and hardware). For a full list of Fund Expenses, see Item 1. Business—Payment of Expenses in this Annual Report on Form 10-K.
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
Systems and Operational Risks
We depend on the Investment Adviser to develop and implement appropriate systems for our activities. We rely daily on financial, accounting and other data processing systems to execute, clear and settle transactions across numerous and diverse markets and to evaluate certain financial instruments, to monitor our portfolios and capital, and to generate risk management and other reports that are critical to oversight of our activities. Certain of our and the Investment Adviser's activities will be dependent upon systems operated by third parties, and the Investment Adviser may not be in a position to verify the risks or reliability of such third‑party systems. Failures in the systems and processes employed by the Investment Adviser and other parties could result in mistakes made, including, among other things, in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Operational risks result from inadequate procedures and controls, employee fraud, recordkeeping errors, human errors and other mistakes or failures by the Investment Adviser or a service provider. Disruption to third party critical service providers, such as our administrators, auditors, external counsel and custodian, may result in other disruptions in our operations. Disruptions in our operations may cause us to suffer, among other things, financial loss, the disruption of their businesses, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing failures or disruptions could have a material adverse effect on us and the investors' investments therein.
Cybersecurity Breaches, Identity Theft and Other Disasters
We depend heavily upon computer systems to perform necessary business functions. Cybersecurity incidents and cyber‑attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency in the future. The information and technology systems of New Mountain Capital, our portfolio companies and their service providers may be vulnerable to damage or interruption from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to unitholders (and their beneficial owners) and material nonpublic information. Although New Mountain Capital has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such measures may be inadequate and, if compromised, information and technology systems could become inoperable for extended periods of time, cease to function properly, or fail to adequately secure private information. Even with sophisticated prevention and detection systems, breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. New Mountain Capital, we, other New Mountain Capital products and/or their portfolio companies may have to make significant investments to fix or replace information and technology systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of New Mountain Capital, us, a portfolio company, and/or their service providers and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to unitholders (and their beneficial owners) and the intellectual property and trade secrets of New Mountain Capital and/or portfolio companies. Such a failure could harm the reputation of New Mountain Capital, us and/or a portfolio company, require them or us to make a significant investment to remedy the effects of any such failures, subject any such entity and their respective affiliates to legal claims, regulatory penalties, client dissatisfaction or loss and adverse publicity and otherwise affect their business and financial performance. When such issues are present with regard to the issuer of securities in which we invest, our portfolio investment in those securities may lose value.
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
In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. We and our service providers are currently impacted by restrictions enacted by governments and private entities in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including an increase in the ability of employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.
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
CERTAIN MARKET, REGULATORY AND TAX RISKS
General Economy and Market Conditions
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect our operating results and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic and new variants of COVID, such as the Delta and Omicron variants, have led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of  business restrictions, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, disruptions, significant reduction in demand of certain goods and services and practical aspects of their operations, as well as labor difficulties and shortages, and commodity inflation, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
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
U.S. Capital Markets
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic continues to rapidly evolve and has led to the re-introduction of certain public health restrictions (as described above). Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruptions in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 pandemic persists, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.
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
Further, current market conditions may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, as a result of the COVID-19 pandemic, rising interest rates or global conflict, may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019 and December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through early 2023, unless Congress takes legislative action to further extend or defer it. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Regulations Governing the Operations of BDCs
Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowing under a credit facility or other indebtedness. In addition, we may also issue additional equity capital. However, we may not be able to raise additional capital in the future on favorable terms or at all.
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
We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our Units at a price below net asset value per Unit. If the Units trade at a discount to our net asset value per Unit, this restriction could adversely affect our ability to raise equity capital. We may, however, sell the Units, or warrants, options or rights to acquire the Units, at a price below our net asset value per Unit if the Board and Independent Directors determine that such sale is in our best interests and the best interests of the unitholders, and the unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more Units, or if we issue senior securities convertible into, or exchangeable for, the Units, the percentage ownership of the unitholders may decline and you may experience dilution.
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
The Wells Credit Facility matures on August 30, 2024 and permits borrowings of $800.0 million as of December 31, 2022. The Wells Credit Facility had $685.6 million in debt outstanding as of December 31, 2022.
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
Fluctuations in our Annual and Quarterly Results
We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Exchange Act
Because the Units are registered under the Exchange Act, ownership information for any person who beneficially owns more than 5% of the Units will have to be disclosed in a Schedule 13D or Schedule 13G, as applicable, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, the unitholders who choose to reinvest their distributions may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each unitholder is responsible for determining their filing obligations and preparing the filings. In addition, the unitholders who hold more than 10% of a class of the Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock within a six‑month period.
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
Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that meets the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
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
Enhanced Scrutiny and Potential Regulation of the Private Investment Fund Industry
Our ability to achieve our investment objectives, as well as our ability to conduct our operations, is based on laws and regulations, as well as their interpretation, which are subject to change through legislative, judicial or administrative action. Future legislative, judicial or administrative action could adversely affect our ability to achieve our investment objectives, as well as our ability to conduct our operations. Furthermore, if regulatory capital requirements from the Dodd‑Frank Act, Basel III, or other regulatory action are imposed on private lenders that provide us with financing (as defined below), the lenders may be required to limit, or increase the cost of, financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
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
The Dodd‑Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with private investment funds and other provisions that have affected the private investment fund industry, either directly or indirectly. Included in the Dodd‑Frank Act is the so‑called "Volcker Rule," which contains restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank‑related entity and/or have a connection to the United States in that regard from making and holding certain interests in private investment funds.
The Dodd‑Frank Act, as well as future related legislation, may have an adverse effect on the private investment fund industry generally and/or on New Mountain Capital or us, specifically. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on New Mountain Capital or otherwise impede our activities. These reforms and/or other similar legislation could increase our compliance costs and have an adverse effect on the private fund industry generally and/or on New Mountain Capital and us.
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
As a registered investment adviser under the Advisers Act, the Investment Adviser is required to comply with a variety of periodic reporting and compliance‑related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Adviser and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the Investment Adviser is required to comply with a variety of regulatory reporting and compliance‑related obligations under applicable federal, state and foreign securities laws (including, without limitation, reports or notices in connection with the Directive (as defined below) and/or CFTC as well as other international jurisdiction‑specific obligations). In light of the heightened regulatory environment in which we and the Investment Adviser operate and the ever‑increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time‑consuming for us, the Investment Adviser and its affiliates to comply with such regulatory reporting and compliance‑related obligations. Additionally, we may in the future engage additional third‑party service providers to perform some or a significant portion of the reporting and compliance‑related matters and functions under our supervision (including draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses. Any further increases in the regulations applicable to private investment funds generally or us and/or the Investment Adviser in particular may result in increased expenses associated with our activities and additional resources of the Investment Adviser being devoted to such regulatory reporting and compliance‑related obligations, which may reduce overall returns for the unitholders and/or have an adverse effect on our ability to effectively achieve our investment objective.
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
The Directive has the potential to adversely affect our operations by (i) limiting the territories in the EEA in which we may seek investors, (ii) affecting the range of investment and realization strategies that we are able to pursue, (iii) disadvantaging us vis‑à‑vis non‑AIF competitors, and (iv) materially adding to the costs associated with compliance, monitoring and reporting over our life.
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
The offer of our interests, insofar as such interests can be offered to investors domiciled or established in a member state of the EEA (as described above) is restricted to professional investors. A professional investor is an investor that is considered to be a "professional client", or who may, on request, be treated as a "professional client" within the meaning of Annex II to the MiFID II. Notwithstanding that all marketing activity of the Investment Adviser toward investors domiciled or established in the EEA shall be directed at investors who qualify as professional clients, such investors are not a "client" of the Investment Adviser. The Investment Adviser is not advising or making a recommendation to investors or prospective investors with respect to an investment in us and the Investment Adviser will not be responsible for providing protections that would otherwise be provided in an advisory‑client relationship.

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
LIBOR
LIBOR, the London Interbank Offered Rate, is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate ("SOFR"), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the ICE Benchmark Administration ("IBA") (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.
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
New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interstate Rate (LIBOR) Act (the "LIBOR Act") was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act ("Regulation ZZ"). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. Regulation ZZ could apply to certain of our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, negotiate modifications to credit agreements governing such instruments, in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.
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
Although we intend to continue to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to the unitholders, we must meet the annual distribution, source‑of‑income and asset diversification requirements described below.
•The annual distribution requirement will be satisfied if we distribute dividends to the unitholders during the taxable year equal to at least 90.0% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90.0% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to the unitholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to the unitholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. federal income tax at corporate rates (and any applicable state and local taxes).
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
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate unitholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2022 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate unitholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the unitholders. A non-corporate unitholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such unitholder (and beginning in 2026, will be deductible to such unitholder only to the extent they exceed 2% of such unitholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
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
If we were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the investment by us and/or our affiliates and other co‑investors in a portfolio company and their respective ownership interests in the portfolio company, that any tax‑qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio company could result in liability being incurred by us, with a resulting need for additional capital contributions, the appropriation of our assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain of our assets. Moreover, regardless of whether or not we were determined to be a trade or business for purposes of ERISA, a court might hold that one of our portfolio companies could become jointly and severally liable for another portfolio company's unfunded pension liabilities pursuant to the ERISA "controlled group" rules, depending upon the relevant investment structures and ownership interests as noted above.
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
Legal, Regulatory and Policy Changes
Following the November 2022 elections in the United States, the Democratic Party controls the Presidency and the Senate, with the Republican Party controlling the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
Item 3.    Legal Proceedings
Neither we nor the Investment Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or the Investment Adviser as of December 31, 2022. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
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
Unitholders
As of March 9, 2023, there were 94 holders of record of our Units.
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

Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

Unit Issue Date	Units Issued	Aggregate Offering Price
		(in millions)
December 31, 2022
March 24, 2022	22,981,305	$229.8
	22,981,305	$229.8
December 31, 2021
February 26, 2021	5,250,000	$52.5
March 11, 2021	105,000	1.1
June 9, 2021	2,500,500	25.0
July 26, 2021	3,810,600	38.1
August 26, 2021	5,288,982	52.9
October 25, 2021	26,609,376	266.1
December 15, 2021	22,981,306	229.8
	66,545,764	$665.5

December 31, 2020
March 27, 2020	500,000	$5.0
May 5, 2020	6,571,964	65.7
December 22, 2020	5,663,566	56.7
	12,735,530	$127.4

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles, and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors, contained in this Annual Report of Form 10-K.
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
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. As of December 31, 2022, our top five industry concentrations were software, business services, healthcare, consumer services and financial services.
As of December 31, 2022, our members' capital was approximately $1,091.4 million and our portfolio had a fair value of approximately $2,053.9 million in 99 portfolio companies.
Recent Developments
On February 27, 2023, Shiraz Y. Kajee, Chief Financial Officer and Treasurer, resigned, effective April 1, 2023. Mr. Kajee's departure is not related to any disagreement relating to our accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise). Mr. Kajee will remain in his current capacity through his departure on April 1, 2023. We have engaged an executive search firm to find our next Chief Financial Officer.
Our board of directors will appoint Laura C. Holson as our interim Chief Financial Officer and Treasurer upon Mr. Kajee's departure, which will become effective April 1, 2023, until we complete our search for Mr. Kajee's permanent successor. In addition, Ms. Holson will continue in her role as our Chief Operating Officer. The Investment Adviser believes that its management team, with the overall support of New Mountain Capital, is adequately staffed to support us.
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
Basis of Accounting
We consolidate our wholly-owned direct subsidiaries GIII SPV and GIII OEC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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

See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2022.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2022.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2022 and December 31, 2021, we recognized PIK interest from investments of approximately $8.1 million and $1.6 million, respectively, and PIK dividends from investments of approximately $8.1 million and $2.3 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2022 and December 31, 2021, no investments were on non-accrual status.
Fee income:    Fee income represents delayed compensation, amendment fees, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned..
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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green, with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A

•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2022:

(in millions)	As of December 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	91.4	4.3%	77.9	3.8%
Green	2,015.8	95.7%	1,976.0	96.2%
	$2,107.2	100.0%	$2,053.9	100.0%
As of December 31, 2022, all investments in our portfolio had a Green Risk Rating, with the exception of six portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by the board of directors, was approximately $2,053.9 million in 99 portfolio companies at December 31, 2022 and approximately $1,725.2 million in 90 portfolio companies at December 31, 2021.
The following table shows our portfolio and investment activity for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
(in millions)	2022	2021
New investments in 52 and 83 portfolio companies, respectively	$551.9	$1,454.9
Debt repayments in existing portfolio companies	(145.4)	(170.7)
Sales of securities in 5 and 0 portfolio companies, respectively	(46.4)	—
Change in unrealized appreciation on 12 and 25 portfolio companies, respectively	1.5	3.4
Change in unrealized depreciation on 92 and 71 portfolio companies, respectively	(53.3)	(6.9)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report of Form 10-K for details on recent accounting standards updates.

Results of Operations for the Years Ended December 31, 2022 and December 31, 2021
Results of Operations for the fiscal year ended December 31, 2020 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K filed on March 9, 2022, which is incorporated by reference herein.
Revenue

	Year Ended December 31,
(in thousands)	2022	2021
Total interest income	$159,863	$54,873
Dividend income	8,133	2,293
Fee income	7,793	14,888
Total investment income	$175,789	$72,054
Our total investment income increased by approximately $103.7 million, or 144%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. For the year ended December 31, 2022, total investment income of approximately $175.8 million consisted of approximately $148.2 million in cash interest from investments, approximately $8.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $3.6 million, approximately $8.1 million in PIK dividends from investments and approximately $7.8 million in fee income.
The increase in interest income of approximately $105.0 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to higher LIBOR and SOFR rates on larger invested balances, driven by proceeds from drawdowns on Capital Commitments, higher drawn balances on our revolving credit facility and the issuance of our Unsecured Notes (as defined below). Our increase in dividend income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to 1 new investment in preferred securities and continued accrual of dividend income on preferred securities acquired throughout 2021. Fee income during the year ended December 31, 2022, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 30 different portfolio companies.
Operating Expenses

	Year Ended December 31,
(in thousands)	2022	2021
Management fee	$13,206	$6,980
Less: management fee waiver	(270)	(965)
Net management fee	12,936	6,015
Incentive fee	18,119	7,731
Interest and other financing expenses	37,744	10,911
Administrative expenses	2,666	1,735
Professional fees	1,435	912
Organizational and offering expenses	—	647
Other general and administrative expenses	267	198
Net expenses before income taxes	73,167	28,149
Income tax (benefit) expense	(72)	92
Net expenses after income taxes	$73,095	$28,241
Our total net operating expenses increased by approximately $44.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Our management fee increased by approximately $6.9 million, net of a management fee waiver, and our incentive fee increased by approximately $10.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in management fee was attributable to larger managed and invested capital balances. The increase in incentive fee was attributable to higher net investment income due to higher LIBOR and SOFR rates on larger invested balances.
Interest and other financing expenses increased by approximately $26.8 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to higher LIBOR and SOFR rates on higher drawn balances on our Wells Credit Facility (as defined below) and the issuance of the Unsecured Notes (as defined below) in August 2021, December 2021 and March 2022.

Administrative expenses increased by approximately $0.9 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to higher fees charged for administrative services performed over our larger managed and invested balance. Organization and offering expenses decreased by approximately $0.6 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the end of the Closing Period on October 15, 2021. Total professional fees and total other general and administrative expenses increased by approximately $0.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to increased costs as we continued to deploy capital contributions.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended December 31,
(in thousands)	2022	2021
Net realized losses on investments	$(652)	$—
Net change in unrealized depreciation of investments	(51,838)	(3,508)
Provision for taxes	(333)	—
Net realized and unrealized losses	$(52,823)	$(3,508)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $52.8 million for the year ended December 31, 2022 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $3.5 million for the year ended December 31, 2021. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2022 was primarily driven by the overall decrease in market prices of our investments and realized losses on 4 positions, as well as accelerated amortization recognized due to the early repayment of 9 of our investments during the period. The provision for income taxes was attributable to an equity investment that is held as of December 31, 2022 in one of our wholly-owned subsidiaries. The net loss for the year ended December 31, 2021 was primarily driven by the overall decrease in market prices of our investments, as well as accelerated amortization recognized due to the early repayment of 18 of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2022, our asset coverage ratio was 213.6%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On December 31, 2022 and December 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2022	December 31, 2021
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	229.8
% of Capital Commitments funded	100.00%	80.00%
At December 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $28.3 million and $24.1 million, respectively. Our cash used in operating activities for the years ended December 31, 2022 and December 31,

2021, was approximately $351.3 million and $1,171.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2022 and December 31, 2021, we had outstanding commitments to third parties to fund investments totaling $234.5 million and $360.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2022 and December 31, 2021, we had commitment letters to purchase investments in the aggregate par amount of $0.0 million and $45.9 million, respectively, which could require funding in the future. As of December 31, 2022 and December 31, 2021, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
BMO Subscription Line—On July 30, 2019, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on March 9, 2022, the "BMO Subscription Line"), which allowed us to borrow on a revolving credit basis an aggregate principal amount which could not exceed the lower of $250.0 million or 80.0% of the remaining unfunded Capital Commitments. On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
From July 30, 2019 to March 9, 2022, the BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month LIBOR for each day plus 2.50% per annum. As of the most recent amendment on March 9, 2022, in addition to certain other changes, the BMO Subscription Line was amended to bear interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month SOFR Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
As of December 31, 2021, the outstanding balance on the BMO Subscription Line was $92.0 million and we were in compliance with the applicable covenants in the BMO Subscription Line on such date.
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the BMO Subscription Line for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
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
As of the amendment on March 11, 2022 and through the time of this Annual Report on Form 10-K, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment to the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Fourth Amendment to the Loan and Security Agreement).

As of December 31, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $685.6 million and $473.1 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Wells Credit Facility for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
Unsecured Notes—On August 4, 2021, we entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, we issued to the Purchasers, in a private placement, $125.0 million in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and on December 21, 2021, at a second closing, we issued $50.0 million in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the 2021A Tranche A Notes, the "2021A Unsecured Notes"). On March 10, 2022, we entered into a first supplement (the "Supplement") to the Note Purchase Agreement with certain Purchasers. Pursuant to the Supplement, on March 10, 2022, we issued to the Purchasers $100.0 million in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “2022A Unsecured Notes”).
All fees associated with the origination of the 2021A Unsecured Notes and the 2022A Unsecured Notes (together, the "Unsecured Notes") are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Unsecured Notes.
The 2021A Tranche A Notes and the 2021A Tranche B Notes bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. The 2022A Unsecured Notes bear interest at an annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year, which commenced on July 15, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or we cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
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
As of December 31, 2022 and December 31, 2021, the outstanding balance on the Unsecured Notes was $275.0 million and $175.0 million, respectively, and we were in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the Unsecured Notes for the year ended December 31, 2022 and December 31, 2021.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	685.6	—	685.6	—	—
Unsecured Notes (2)	275.0	—	275.0	—	—
Total Contractual Obligations	$960.6	$—	$960.6	$—	$—

(1)Under the terms of the $800.0 million Wells Credit Facility, all outstanding borrowings under that facility ($685.6 million as of December 31, 2022) must be repaid on or before July 15, 2025. As of December 31, 2022, there was approximately $114.4 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
(2)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased, $100.0 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
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
Distributions and Dividends
Distributions declared to unitholders for the years ended December 31, 2022 and December 31, 2021 were approximately $102.3 million and $44.3 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2022 and December 31, 2021, total distributions declared were $102.3 million and $44.3 million, respectively, of which the distributions were both comprised of approximately 100.00% and 98.59%, respectively, of ordinary income, 0.00% and 1.41%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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

•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2022, approximately $0.9 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2022, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. In addition, in a prolonged low interest rate environment, including a reduction of base rates, such as LIBOR and SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. As of December 31, 2022, 95.4% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and 4.6% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2022. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.86)%
Base Interest Rate	—%
+100 Basis Points	7.44%
+200 Basis Points	14.89%
+300 Basis Points	22.33%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in members’ capital, and cash flows, for each of the three years in the period then ended, the financial highlights for the years ended December 31, 2022, 2021 and 2020, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and the financial highlights for the years ended December 31, 2022, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
March 9, 2023
We have served as the Company’s auditor since 2019.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)

	December 31, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,107,206 and $1,726,611, respectively)	$2,053,939	$1,725,182
Cash and cash equivalents	28,266	24,121
Interest and dividend receivable	12,684	7,707
Other assets	312	787
Total assets	$2,095,201	$1,757,797
Liabilities
Borrowings
Wells Credit Facility	$685,600	$473,100
Unsecured Notes	275,000	175,000
BMO Subscription Line	—	92,000
Deferred financing costs (net of accumulated amortization of $3,577 and $1,477, respectively)	(5,241)	(5,679)
Net borrowings	955,359	734,421
Distribution payable	28,956	19,477
Interest payable	8,472	2,876
Incentive fee payable	5,501	3,327
Management fee payable	3,301	2,370
Payable to affiliate	313	310
Deferred tax liability	333	—
Payable for unsettled securities purchased	—	79,176
Other liabilities	1,541	1,561
Total liabilities	1,003,776	843,518
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 91,925,222 units issued and outstanding, respectively	1,145,376	915,583
Accumulated overdistributed earnings	(53,951)	(1,304)
Total members' capital	$1,091,425	$914,279
Total liabilities and members' capital	$2,095,201	$1,757,797
Members' capital per unit	$9.50	$9.95

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)

	Year Ended December 31,
	2022	2021	2020
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$151,753	$53,283	$28,274
PIK interest income	8,110	1,590	443
Dividend income	8,133	2,293	—
Fee income	7,793	14,888	1,953
Total investment income	175,789	72,054	30,670
Expenses
Interest and other financing expenses	37,744	10,911	7,100
Incentive fee	18,119	7,731	2,851
Management fee	13,206	6,980	3,480
Administrative expenses	2,666	1,735	951
Professional fees	1,435	912	592
Organizational and offering expenses	—	647	277
Other general and administrative expenses	267	198	176
Total expenses	73,437	29,114	15,427
Less: management fees waived (See Note 5)	(270)	(965)	(914)
Net expenses	73,167	28,149	14,513
Net investment income before income taxes	102,622	43,905	16,157
Income tax (benefit) expense	(72)	92	—
Net investment income	102,694	43,813	16,157

Net realized losses on investments	(652)	—	(362)
Net change in unrealized (depreciation) appreciation of investments	(51,838)	(3,508)	1,545
Provision for taxes	(333)	—	—
Net realized and unrealized (losses) gains	(52,823)	(3,508)	1,183
Net increase in members' capital resulting from operations	$49,871	$40,305	$17,340
Earnings per unit (basic & diluted)	$0.45	$0.99	$0.99
Weighted average common units outstanding - basic & diluted (See Note 11)	109,743,604	40,862,822	17,508,625
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)

	Year Ended December 31,
	2022	2021	2020
Increase (decrease) in members' capital resulting from operations
Net investment income	$102,694	$43,813	$16,157
Net realized losses on investments	(652)	—	(362)
Net change in unrealized (depreciation) appreciation of investments	(51,838)	(3,508)	1,545
Provision for taxes	(333)	—	—
Net increase in members' capital resulting from operations	49,871	40,305	17,340
Capital transactions
Contributions	229,812	665,458	127,356
Placement fees	(270)	(966)	(45)
Distributions declared to unitholders from net investment income	(102,267)	(44,293)	(16,738)
Total net increase in members' capital resulting from capital transactions	127,275	620,199	110,573
Net increase in members' capital	177,146	660,504	127,913
Members' capital at the beginning of the period	914,279	253,775	125,862
Members' capital at the end of the period	$1,091,425	$914,279	$253,775

Capital unit activity
Units issued	22,981,305	66,545,764	12,735,530
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase in members' capital resulting from operations	$49,871	$40,305	$17,340
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized losses on investments	652	—	362
Net change in unrealized depreciation (appreciation) of investments	51,838	3,508	(1,545)
Amortization of purchase discount	(3,552)	(2,288)	(1,040)
Amortization of deferred financing costs	2,101	860	475
Amortization of deferred offering costs	—	—	108
Non-cash investment income	(14,309)	(5,165)	(436)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(552,023)	(1,453,775)	(180,806)
Proceeds from sales and paydowns of investments	191,822	170,697	36,226
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	312	798	95
Cash paid for purchase of drawn portion of revolving credit facilities	(141)	(1,881)	(467)
Cash paid on drawn revolvers	(46,705)	(11,434)	(6,326)
Cash repayments on drawn revolvers	43,349	7,073	5,630
Interest and dividend receivable	(4,977)	(6,168)	25
Other assets	475	(736)	36
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(79,176)	79,176	(32,518)
Interest payable	5,596	2,369	(584)
Incentive fee payable	2,174	2,548	302
Management fee payable	931	1,401	668
Deferred Tax Liability	333	—	—
Payable to affiliates	3	156	(146)
Other liabilities	115	661	184
Net cash flows used in operating activities	(351,311)	(1,171,895)	(162,417)
Cash flows from financing activities
Distributions	(92,788)	(29,718)	(16,278)
Net proceeds from issuance of common units	229,812	665,458	127,356
Proceeds from BMO Subscription Line	63,000	392,000	154,424
Repayment of BMO Subscription Line	(155,000)	(383,451)	(222,700)
Proceeds from Wells Credit Facility	541,500	441,500	60,000
Repayment of Wells Credit Facility	(329,000)	(68,000)	—
Proceeds from Unsecured Notes	100,000	175,000	—
Placement fees paid	(270)	(700)	(45)
Deferred financing costs paid	(1,798)	(4,839)	(985)
Net cash flows provided by financing activities	355,456	1,187,250	101,772
Net increase (decrease) in cash and cash equivalents	4,145	15,355	(60,645)
Cash and cash equivalents at the beginning of the period	24,121	8,766	69,411
Cash and cash equivalents at the end of the period	$28,266	$24,121	$8,766

Supplemental disclosure of cash flow information
Cash interest paid	$29,469	$7,169	$6,291
Income taxes paid	92	—	—
Non-cash financing activities:
Distributions declared and payable	$28,956	$19,477	$4,902
Accrual for placement fees	—	266	—
Accrual for deferred financing costs	—	135	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (2)(4)	L(Q)	+	5.25%	9.98%	12/2021	07/2025	$42,075	$41,920	$41,722
	First lien (4)	L(Q)	+	5.25%	9.98%	08/2019	07/2025	13,380	13,324	13,267
								55,455	55,244	54,989	5.04%
GS Acquisitionco, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.75%	9.92%	02/2020	05/2026	44,167	44,021	43,774
	First lien (4)	SOFR(Q)	+	5.75%	9.92%	02/2020	05/2026	9,239	9,231	9,158
								53,406	53,252	52,932	4.85%
Bottomline Technologies, Inc.
Software	First lien (4)	SOFR(M)	+	5.50%	9.82%	05/2022	05/2029	49,747	49,286	49,251	4.51%
OA Buyer, Inc.
Healthcare	First lien (2)(4)	L(M)	+	5.75%	10.13%	12/2021	12/2028	46,332	45,923	45,957
	First lien (2)(4)	L(M)	+	5.75%	10.13%	05/2022	12/2028	2,933	2,906	2,909
								49,265	48,829	48,866	4.48%
Notorious Topco, LLC
Consumer Products	First lien (2)(4)	SOFR(Q)	+	6.75%	10.99%	11/2021	11/2027	41,264	41,001	40,571
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	10.99%	11/2021	11/2027	3,596	3,557	3,535
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	10.99%	11/2021	05/2027	602	603	592
								45,462	45,161	44,698	4.10%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)	SOFR(S)	+	6.00%	10.00%	08/2021	10/2027	39,674	39,565	39,420
	First lien (4)	SOFR(S)	+	6.00%	9.41%	01/2022	10/2027	3,090	3,064	3,071
	First lien (4)	SOFR(S)	+	6.00%	10.46%	01/2022	10/2027	2,072	2,055	2,059
								44,836	44,684	44,550	4.08%
CCBlue Bidco, Inc.
Healthcare	First lien (2)(4)	L(Q)*	+	3.50% +2.75%/PIK	10.98%	12/2021	12/2028	41,119	40,769	40,296
	First lien (4)(5) - Drawn	L(Q)*	+	3.50% +2.75%/PIK	10.98%	12/2021	12/2028	2,137	2,119	2,095
								43,256	42,888	42,391	3.88%
Diamondback Acquisition, Inc.
Software	First lien (2)(4)	L(M)	+	5.50%	9.88%	09/2021	09/2028	42,628	42,266	41,647	3.82%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(4)	L(M)	+	5.50%	9.89%	12/2021	12/2027	20,184	20,011	19,934
	First lien (4)(5) - Drawn	L(M)	+	5.50%	9.82%	12/2021	12/2027	10,855	10,764	10,720
	Subordinated (4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	10,721	10,589	10,218
								41,760	41,364	40,872	3.74%
KWOR Acquisition, Inc.
Business Services	First lien (2)(4)	L(M)	+	5.25%	9.64%	12/2021	12/2028	40,596	40,329	40,207	3.68%
Anaplan, Inc.
Software	First lien (2)(4)	SOFR(M)	+	6.50%	10.82%	06/2022	06/2029	40,440	40,059	40,036	3.67%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IG Investments Holdings, LLC
Business Services	First lien (2)(4)	L(M)	+	6.00%	10.38%	09/2021	09/2028	$39,340	$39,004	$38,797
	First lien (4)(5) - Drawn	L(M)	+	6.00%	10.39%	09/2021	09/2027	1,241	1,235	1,224
								40,581	40,239	40,021	3.67%
Al Altius US Bidco, Inc.
Business Services	First lien (2)(4)	L(S)	+	5.50%	10.65%	12/2021	12/2028	38,500	38,161	38,100	3.49%
Galway Borrower LLC
Business Services	First lien (2)(4)	L(Q)	+	5.25%	9.98%	09/2021	09/2028	32,456	32,179	31,936
	First lien (4)	L(Q)	+	5.25%	9.98%	09/2021	09/2028	4,353	4,303	4,283
								36,809	36,482	36,219	3.32%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(4)	L(M)	+	5.75%	10.13%	10/2021	10/2028	19,776	19,607	19,440
	First lien (2)(4)	L(M)	+	5.75%	10.13%	12/2021	10/2028	14,330	14,205	14,087
								34,106	33,812	33,527	3.07%
DECA Dental Holdings LLC
Healthcare	First lien (2)(4)	L(Q)	+	5.75%	10.48%	08/2021	08/2028	28,666	28,424	27,433
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.48%	08/2021	08/2028	3,017	2,993	2,888
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.48%	08/2021	08/2027	1,986	1,971	1,901
								33,669	33,388	32,222	2.95%
Associations, Inc.
Business Services	First lien (2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	10.36%	07/2021	07/2027	17,893	17,829	17,893
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.26%	07/2021	07/2027	4,405	4,388	4,405
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.28%	07/2021	07/2027	4,405	4,388	4,405
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	10.97%	07/2021	07/2027	2,660	2,650	2,660
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	10.49%	07/2021	07/2027	2,116	2,108	2,116
								31,479	31,363	31,479	2.88%
Sun Acquirer Corp.
Consumer Services	First lien (2)(4)	L(M)	+	5.75%	10.13%	12/2021	09/2028	24,750	24,531	24,334
	First lien (2)(4)	L(M)	+	5.75%	10.13%	09/2021	09/2028	3,985	3,955	3,918
	First lien (4)(5) - Drawn	L(M)	+	5.75%	10.13%	09/2021	09/2028	2,791	2,760	2,744
								31,526	31,246	30,996	2.84%
iCIMS, Inc.
Software	First lien (2)(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	11.52%	08/2022	08/2028	26,488	26,267	26,258
	First lien (4)	SOFR(Q)	+	7.25%	11.52%	10/2022	08/2028	4,508	4,470	4,474
								30,996	30,737	30,732	2.82%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated (4)	SOFR(Q)	+	8.25%	12.93%	07/2022	07/2029	$20,105	$19,865	$19,640
	First lien (2)(4)	SOFR(M)	+	5.75%	10.17%	07/2021	07/2028	9,152	9,094	8,981
	First lien (2)(4)	SOFR(M)	+	5.75%	10.17%	07/2022	07/2028	1,580	1,565	1,550
	First lien (4)(5) - Drawn	SOFR(M)	+	5.75%	10.17%	07/2021	07/2026	517	517	508
								31,354	31,041	30,679	2.81%
CFS Management, LLC
Healthcare	First lien (2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	11.84%	08/2019	07/2024	24,251	24,178	22,644
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	11.84%	09/2021	07/2024	5,695	5,675	5,317
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	11.84%	08/2019	07/2024	2,166	2,162	2,022
	First lien (4)(5) - Drawn	SOFR(Q)*	+	6.25% +0.75%/PIK	11.84%	02/2022	07/2024	372	372	347
								32,484	32,387	30,330	2.78%
Ocala Bidco, Inc.
Healthcare	First lien (2)(4)	L(Q)*	+	3.50% +2.75%/PIK	10.95%	12/2021	11/2028	30,644	30,312	30,291	2.78%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)	L(Q)	+	5.75%	10.48%	12/2021	12/2027	17,700	17,548	17,215
	First lien (4)	L(Q)	+	5.75%	10.48%	12/2021	12/2027	5,941	5,890	5,777
	First lien (4)	L(Q)	+	5.75%	10.48%	12/2021	12/2027	5,904	5,853	5,742
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.50%	12/2021	12/2027	834	830	811
								30,379	30,121	29,545	2.71%
GraphPAD Software, LLC
Healthcare	First lien (2)(4)	L(Q)	+	5.50%	10.23%	12/2021	04/2027	18,027	17,953	17,708
	First lien (2)(4)	L(Q)	+	5.50%	10.23%	04/2021	04/2027	10,343	10,302	10,159
	First lien (2)(4)	L(Q)	+	5.50%	10.23%	10/2021	04/2027	1,590	1,584	1,562
								29,960	29,839	29,429	2.70%
Fortis Solutions Group, LLC
Packaging	First lien (2)(4)	L(Q)	+	5.50%	10.23%	10/2021	10/2028	20,872	20,693	20,384
	First lien (4)	L(Q)	+	5.50%	10.23%	10/2021	10/2028	8,403	8,332	8,206
	First lien (4)(5) - Drawn	L(S)	+	5.00%	10.83%	10/2021	10/2027	390	392	381
								29,665	29,417	28,971	2.65%
Foreside Financial Group, LLC
Business Services	First lien (2)(4)	L(M)	+	5.50%	9.88%	05/2022	09/2027	27,313	27,065	27,039
	First lien (4)	L(M)	+	5.50%	9.88%	05/2022	09/2027	1,770	1,754	1,752
								29,083	28,819	28,791	2.64%
Icebox Holdco III, Inc.
Distribution & Logistics	Second lien (2)(4)	L(Q)	+	6.75%	11.48%	12/2021	12/2029	30,000	29,864	28,550	2.62%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)	L(Q)	+	5.50%	10.23%	11/2021	11/2027	24,060	23,846	23,373
	First lien (4)	L(Q)	+	5.50%	10.23%	05/2021	11/2027	4,938	4,904	4,797
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	10.23%	11/2021	11/2024	346	345	336
								29,344	29,095	28,506	2.61%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)	L(Q)*	+	7.00%/PIK	11.73%	11/2021	11/2028	$24,416	$24,224	$24,099
	First lien (4)	L(Q)*	+	7.00%/PIK	11.73%	03/2022	11/2028	3,346	3,319	3,303
								27,762	27,543	27,402	2.51%
OEC Holdco, LLC (12)
OEConnection LLC
Software	Second lien (2)(4)	SOFR(M)	+	7.00%	11.42%	12/2021	09/2027	19,234	19,070	18,644
	Second lien (2)(4)	SOFR(M)	+	7.00%	11.42%	09/2019	09/2027	7,677	7,625	7,441
								26,911	26,695	26,085	2.39%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.75%	10.33%	06/2022	06/2029	25,847	25,664	25,469	2.33%
Bullhorn, Inc.
Software	First lien (2)(4)	L(Q)	+	5.75%	10.48%	09/2019	09/2026	18,848	18,763	18,848
	First lien (4)	L(Q)	+	5.75%	10.48%	10/2021	09/2026	2,690	2,685	2,690
	First lien (2)(4)	L(Q)	+	5.75%	10.48%	10/2021	09/2026	1,205	1,202	1,205
	First lien (4)	L(Q)	+	5.75%	10.48%	09/2019	09/2026	872	868	872
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.48%	09/2019	09/2026	443	443	443
	First lien (4)	L(Q)	+	5.75%	10.48%	09/2019	09/2026	391	389	391
	First lien (4)	L(Q)	+	5.75%	10.48%	09/2019	09/2026	312	310	312
								24,761	24,660	24,761	2.27%
Idera, Inc.
Software	Second lien (4)	L(Q)	+	6.75%	10.50%	03/2021	03/2029	26,250	26,296	24,696	2.26%
Businessolver.com, Inc.
Software	First lien (2)(4)	L(S)	+	5.50%	9.67%	12/2021	12/2027	24,410	24,306	24,068
	First lien (4)(5) - Drawn	L(S)	+	5.50%	9.88%	12/2021	12/2027	566	564	558
								24,976	24,870	24,626	2.26%
Eisner Advisory Group LLC
Financial Services	First lien (2)(4)	SOFR(M)	+	5.25%	9.69%	08/2021	07/2028	25,317	25,211	24,193	2.22%
TRC Companies L.L.C. (fka. Energize Holdco LLC)
Business Services	Second lien (2)(4)	L(M)	+	6.75%	11.13%	11/2021	12/2029	24,900	24,787	23,453	2.15%
MRI Software LLC
Software	First lien (2)(4)	L(Q)	+	5.50%	10.23%	01/2020	02/2026	16,375	16,328	16,004
	First lien (2)(4)	L(Q)	+	5.50%	10.23%	03/2021	02/2026	4,644	4,636	4,540
	First lien (4)	L(Q)	+	5.50%	10.23%	03/2021	02/2026	2,054	2,050	2,008
	First lien (4)	L(Q)	+	5.50%	10.23%	01/2020	02/2026	473	472	462
								23,546	23,486	23,014	2.11%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (2)(4)	L(M)	+	5.75%	10.13%	03/2021	08/2025	8,373	8,346	8,272
	First lien (2)(4)	L(M)	+	6.25%	10.63%	08/2020	08/2025	7,374	7,322	7,374
	First lien (2)(4)	L(M)	+	5.75%	10.13%	03/2021	08/2025	4,669	4,654	4,613
	First lien (4)(5) - Drawn	L(M)	+	6.25%	10.63%	08/2020	08/2025	700	712	700
	First lien (4)	L(M)	+	6.25%	10.63%	08/2020	08/2025	617	613	609
	First lien (4)	L(M)	+	6.25%	10.63%	08/2020	08/2025	389	386	389
								22,122	22,033	21,957	2.01%
Avalara, Inc.
Software	First lien (4)	SOFR(Q)	+	7.25%	11.83%	10/2022	10/2028	21,654	21,390	21,467	1.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Bluefin Holding, LLC
Software	Second lien (2)(4)	L(Q)	+	7.75%	12.48%	09/2019	09/2027	$22,000	$22,000	$21,190	1.94%
DOCS, MSO, LLC
Healthcare	First lien (2)(4)	SOFR(S)	+	5.75%	10.54%	06/2022	06/2028	21,195	21,195	20,614	1.89%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	5.50%	10.23%	09/2021	09/2027	19,319	19,159	18,711
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	10.17%	09/2021	09/2027	875	871	847
								20,194	20,030	19,558	1.79%
KAMC Holdings, Inc
Business Services	Second lien (2)(4)	L(Q)	+	8.00%	12.65%	08/2019	08/2027	22,500	22,388	19,125	1.75%
Daxko Acquisition Corporation
Software	First lien (2)(4)	L(M)	+	5.50%	9.88%	10/2021	10/2028	17,748	17,596	17,251
	First lien (4)	L(M)	+	5.50%	9.88%	10/2021	10/2028	1,495	1,482	1,453
	First lien (4)(5) - Drawn	P(Q)	+	4.50%	12.00%	10/2021	10/2027	44	47	43
								19,287	19,125	18,747	1.72%
Foundational Education Group, Inc.
Education	Second lien (4)	SOFR(Q)	+	6.50%	11.34%	08/2021	08/2029	19,706	19,636	18,226	1.67%
TigerConnect, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)*	+	3.63% +3.63%/PIK	11.49%	02/2022	02/2028	18,409	18,247	17,967
	First lien (2)(4)(5) - Drawn	SOFR(Q)*	+	3.63% +3.63%/PIK	11.49%	02/2022	02/2028	171	171	166
								18,580	18,418	18,133	1.66%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (4)	SOFR(Q)	+	6.75%	10.94%	05/2021	11/2027	18,882	18,882	17,966	1.65%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (2)(4)	L(Q)	+	5.75%	9.99%	04/2021	04/2028	17,354	17,232	16,820	1.54%
MED Parentco, LP
Healthcare	Second lien (2)	L(M)	+	8.25%	12.63%	08/2019	08/2027	22,000	21,889	16,588	1.52%
Relativity ODA LLC
Software	First lien (4)	L(M)*	+	7.50%/PIK	11.89%	05/2021	05/2027	16,484	16,345	16,484	1.51%
Granicus, Inc.
Software	First lien (2)(4)	L(M)*	+	5.50% +1.50%/PIK	11.14%	01/2021	01/2027	10,641	10,583	10,641
	First lien (4)	L(M)*	+	5.50% +1.50%/PIK	11.14%	01/2021	01/2027	2,980	2,963	2,980
	First lien (4)	L(M)	+	6.00%	10.14%	04/2021	01/2027	2,290	2,272	2,290
	First lien (4)(5) - Drawn	L(M)	+	6.50%	10.69%	01/2021	01/2027	405	405	405
								16,316	16,223	16,316	1.49%
EAB Global, Inc.
Education	Second lien (4)	L(Q)	+	6.50%	10.69%	08/2021	08/2029	16,548	16,332	16,023	1.47%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)	SOFR(Q)	+	5.50%	10.23%	02/2022	02/2028	13,758	13,697	13,482
	First lien (4)	SOFR(Q)	+	5.50%	10.23%	02/2022	02/2028	2,480	2,469	2,430
								16,238	16,166	15,912	1.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DCA Investment Holding, LLC
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.41%	10.39%	03/2021	04/2028	$9,520	$9,464	$9,336
	First lien (4)	SOFR(M)	+	6.41%	10.73%	02/2022	04/2028	4,997	4,975	4,900
	First lien (4)(5) - Drawn	SOFR(S)	+	6.41%	10.14%	03/2021	04/2028	1,374	1,365	1,347
								15,891	15,804	15,583	1.43%
USRP Holdings, Inc.
Business Services	First lien (2)(4)	L(Q)	+	5.50%	10.23%	07/2021	07/2027	13,123	13,014	12,698
	First lien (4)	L(Q)	+	5.50%	10.23%	07/2021	07/2027	1,863	1,848	1,802
								14,986	14,862	14,500	1.33%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(4)	SOFR(M)	+	5.25%	9.38%	12/2021	12/2028	10,139	10,050	9,855
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.25%	9.44%	12/2021	12/2028	2,452	2,431	2,384
								12,591	12,481	12,239	1.12%
VT Topco, Inc.
Business Services	Second lien (4)	L(M)	+	6.75%	11.13%	07/2021	07/2026	7,837	7,815	7,608
	Second lien (2)(4)	L(M)	+	6.75%	11.13%	08/2020	07/2026	4,475	4,230	4,344
								12,312	12,045	11,952	1.10%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(4)	L(M)*	+	4.50% +1.25%/PIK	10.13%	08/2021	08/2028	10,737	10,647	10,376
	First lien (4)(5) - Drawn	L(M)*	+	4.50% +1.25%/PIK	10.13%	08/2021	08/2028	1,381	1,370	1,334
	First lien (4)(5) - Drawn	L(M)	+	5.50%	9.88%	08/2021	08/2027	126	127	122
								12,244	12,144	11,832	1.08%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	6.00%	9.74%	03/2021	03/2028	11,101	10,970	11,023
	First lien (4)(5) - Drawn	L(M)	+	6.00%	10.39%	03/2021	03/2028	751	742	746
								11,852	11,712	11,769	1.08%
Syndigo LLC
Software	Second lien (4)	L(S)	+	8.00%	13.21%	12/2020	12/2028	12,500	12,439	11,704	1.07%
Specialtycare, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	5.75%	9.49%	06/2021	06/2028	11,728	11,612	11,235
	First lien (4)(5) - Drawn	L(M)	+	4.00%	8.29%	06/2021	06/2026	106	106	102
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	9.76%	06/2021	06/2028	84	91	81
								11,918	11,809	11,418	1.05%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	SOFR(M)	+	6.75%	11.07%	03/2021	03/2029	12,188	12,162	10,832	0.99%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(4)	L(M)	+	5.50%	9.88%	08/2021	08/2026	10,551	10,471	10,424	0.96%
New Trojan Parent, Inc.
Healthcare	Second lien (4)	L(M)	+	7.25%	11.63%	01/2021	01/2029	13,238	13,183	9,943	0.91%
Maverick Bidco Inc.
Software	Second lien (4)	L(Q)	+	6.75%	11.16%	04/2021	05/2029	10,200	10,176	9,822	0.90%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (4)	L(M)	+	7.25%	11.63%	07/2021	08/2026	10,000	9,981	9,531	0.87%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(4)	L(Q)	+	6.00%	10.41%	03/2020	02/2026	$8,061	$8,038	$8,061
	First lien (2)(4)	L(Q)	+	8.00%	12.73%	10/2020	08/2026	1,451	1,441	1,451
								9,512	9,479	9,512	0.87%
KPSKY Acquisition Inc.
Business Services	First lien (2)(4)	L(M)	+	5.50%	9.89%	10/2021	10/2028	8,589	8,516	8,212
	First lien (4)	P(Q)	+	4.50%	12.00%	10/2021	10/2028	988	979	944
								9,577	9,495	9,156	0.84%
Huskies Parent, Inc.
Software	First lien (2)(4)	L(Q)	+	5.50%	10.23%	12/2021	11/2028	8,461	8,405	8,331
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	10.23%	12/2021	11/2027	511	508	503
								8,972	8,913	8,834	0.81%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(4)	L(S)	+	5.25%	10.18%	06/2021	06/2027	7,449	7,390	7,389
	First lien (4)(5) - Drawn	L(S)	+	5.25%	9.40%	06/2021	06/2027	1,399	1,387	1,388
								8,848	8,777	8,777	0.80%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)	SOFR(Q)	+	6.53%	11.21%	03/2022	04/2029	8,385	8,327	8,322	0.76%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(4)	L(Q)*	+	5.25% +2.00%/PIK	11.98%	07/2021	07/2027	8,317	8,243	7,411
	First lien (4)(5) - Drawn	L(M)*	+	5.25% +2.00%/PIK	11.63%	07/2021	07/2026	916	910	817
								9,233	9,153	8,228	0.74%
RealPage, Inc.
Software	Second lien	L(M)	+	6.50%	10.88%	02/2021	04/2029	8,388	8,335	8,105	0.74%
Smile Doctors LLC
Healthcare	First lien (4)	L(Q)	+	5.75%	10.48%	02/2022	12/2028	7,409	7,375	7,371
	First lien (4)	L(Q)	+	5.75%	10.46%	02/2022	12/2028	534	528	532
								7,943	7,903	7,903	0.72%
Mamba Purchaser, Inc.
Healthcare	Second lien (4)	L(M)	+	6.50%	10.89%	09/2021	10/2029	8,709	8,659	7,694	0.70%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(4)	SOFR(M)	+	4.75%	9.17%	01/2022	12/2026	5,096	5,054	4,956
	First lien (4)	SOFR(M)	+	4.75%	9.17%	01/2022	12/2026	1,542	1,527	1,500
	First lien (4)(5) - Drawn	SOFR(M)	+	4.75%	9.17%	01/2022	12/2026	1,248	1,237	1,213
								7,886	7,818	7,669	0.70%
Ministry Brands Holdings, LLC
Software	First lien (2)(4)	L(M)	+	5.50%	9.88%	12/2021	12/2028	7,009	6,978	6,887
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	10.24%	12/2021	12/2027	339	338	333
								7,348	7,316	7,220	0.66%
PDQ.com Corporation
Software	First lien (2)(4)	SOFR(Q)	+	4.75%	9.43%	12/2021	08/2027	5,657	5,633	5,524
	First lien (4)(5) - Drawn	L(Q)	+	4.75%	9.02%	12/2021	08/2027	1,598	1,591	1,560
								7,255	7,224	7,084	0.65%
AG Parent Holdings, LLC
Healthcare	First lien (2)	L(M)	+	5.00%	9.38%	07/2019	07/2026	7,275	7,254	7,061	0.65%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Community Brands ParentCo, LLC
Software	First lien (4)	SOFR(M)	+	5.75%	10.17%	02/2022	02/2028	$7,163	$7,100	$6,928	0.63%
Safety Borrower Holdings LLC
Software	First lien (2)(4)	L(S)	+	5.25%	10.41%	09/2021	09/2027	5,701	5,678	5,608
	First lien (4)	L(S)	+	5.25%	10.41%	09/2021	09/2027	1,273	1,268	1,253
								6,974	6,946	6,861	0.63%
USIC Holdings, Inc.
Business Services	Second lien	L(M)	+	6.50%	10.88%	05/2021	05/2029	7,000	6,970	6,580	0.60%
Calabrio, Inc.
Software	First lien (4)	L(Q)	+	7.00%	11.73%	04/2021	04/2027	5,979	5,945	5,979
	First lien (4)(5) - Drawn	L(Q)	+	7.00%	11.75%	04/2021	04/2027	411	410	411
								6,390	6,355	6,390	0.59%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(4)	L(Q)	+	3.50%	8.26%	09/2019	08/2024	7,254	6,758	4,715
	First lien (4)	L(Q)	+	3.50%	8.26%	09/2022	08/2024	2,487	1,566	1,617
								9,741	8,324	6,332	0.58%
Therapy Brands Holdings LLC
Software	Second lien (2)(4)	L(M)	+	6.75%	11.10%	05/2021	05/2029	6,000	5,966	5,784	0.53%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(S)	+	6.00%	10.62%	05/2022	05/2029	5,277	5,228	5,224
	First lien (4)(5) - Drawn	SOFR(S)	+	6.00%	10.61%	05/2022	05/2028	120	119	118
								5,397	5,347	5,342	0.49%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)	L(M)	+	7.25%	11.54%	05/2021	05/2027	4,676	4,640	4,676	0.43%
Vectra Co.
Business Products	Second lien (4)	L(M)	+	7.25%	11.63%	06/2020	03/2026	6,248	5,990	4,056	0.37%
Cloudera, Inc.
Software	Second lien	L(M)	+	6.00%	10.38%	08/2021	10/2029	4,006	3,998	3,360	0.31%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	SOFR(Q)	+	6.25%	10.65%	02/2021	02/2029	3,000	2,994	2,718	0.25%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Drawn	L(S)	+	5.00%	9.90%	10/2021	10/2025	2,497	2,479	2,431	0.22%
Alegeus Technologies Holding Corp.
Healthcare	First lien (2)(4)	L(A)	+	8.25%	10.95%	08/2019	09/2024	2,134	2,126	2,134	0.20%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(4)	L(M)	+	5.25%	9.42%	12/2021	02/2026	1,856	1,849	1,856	0.17%
Virtusa Corporation
Software	Subordinated	Fixed(S)		7.13%	7.13%	07/2022	12/2028	1,000	811	764	0.07%
Total Funded Debt Investments - United States								$1,942,644	$1,927,998	$1,880,978	172.33%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(4)	SOFR(Q)	+	5.25%	9.07%	06/2022	06/2029	$19,553	$19,371	$19,129
	First lien (2)(4)	SOFR(Q)	+	5.25%	9.07%	09/2022	06/2029	3,496	3,462	3,420
								23,049	22,833	22,549	2.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(4)	L(M)	+	8.25%	12.63%	10/2019	10/2027	$22,500	$22,384	$22,433	2.06%
Total Funded Debt Investments - United Kingdom								$45,549	$45,217	$44,982	4.12%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(4)	L(M)	+	6.00%	10.29%	10/2021	09/2028	$32,801	$32,521	$32,273	2.96%
Total Funded Debt Investments - Netherlands								$32,801	$32,521	$32,273	2.96%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(4)	L(M)	+	8.00%	12.38%	09/2019	05/2027	$12,000	$12,000	$11,536	1.06%
Total Funded Debt Investments - Canada								$12,000	$12,000	$11,536	1.06%
Total Funded Debt Investments								$2,032,994	$2,017,736	$1,969,769	180.47%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	—		—	—	09/2021	—	30,082	$34,857	$35,116	3.22%
OEC Holdco, LLC (12)
Software	Preferred shares (3)(4)	—		—	—	12/2021	—	17,786	18,653	17,785	1.63%
ACI Parent Inc. (11)
Healthcare	Preferred shares (4)	—		—	—	08/2021	—	12,500	14,605	14,068	1.29%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	—		—	—	06/2022	—	9,061	8,948	8,769	0.80%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	—		—	—	04/2021	—	5,000	5,942	5,785	0.53%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	—		—	—	04/2021	—	5,000	5,759	5,652	0.52%
Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)	—		—	—	05/2021	—	1,167	1,379	1,315	0.12%
Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$90,143	$88,490	8.11%
Total Shares									$90,143	$88,490	8.11%
Total Funded Investments									$2,107,879	$2,058,259	188.58%
Unfunded Debt Investments - United States
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—		—	—	03/2020	02/2025	$592	$(1)	$—	—%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)(5) - Undrawn	—		—	—	05/2021	05/2027	313	(2)	—	—%
Associations, Inc.
Business Services	First lien (4)(5) - Undrawn	—		—	—	07/2021	07/2027	1,772	(7)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Bullhorn, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	09/2019	09/2026	$520	$(4)	$—	—%
Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	309	(2)	—	—%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	08/2020	08/2025	1,634	(20)	—	—%
Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	01/2021	01/2027	802	(6)	—	—%
Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	—	—	05/2021	05/2027	1,439	(13)	—	—%
DCA Investment Holding, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	03/2021	03/2023	218	—	(4)	(0.00)%
Safety Borrower Holdings LLC
Software	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	512	(2)	(8)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2024	395	(4)	(11)	(0.00)%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2028	448	(3)	(3)
	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2024	1,124	(8)	(8)
							1,572	(11)	(11)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	152	—	(3)
	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	559	(4)	(9)
							711	(4)	(12)	(0.00)%
Recorded Future, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	08/2019	07/2025	1,630	(6)	(14)	(0.00)%
Huskies Parent, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2027	213	(2)	(3)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	751	—	(12)
							964	(2)	(15)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2027	727	(6)	(6)
	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2023	1,145	—	(9)
							1,872	(6)	(15)	(0.00)%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	08/2021	10/2027	2,480	(6)	(16)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IMO Investor Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	$510	$(5)	$(5)
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	1,260	—	(13)
							1,770	(5)	(18)	(0.00)%
Avalara, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(26)	(19)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	02/2020	05/2026	2,362	(8)	(21)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(4)(5) - Undrawn	—	—	—	08/2022	08/2024	7,036	—	—
	First lien (4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,523	(21)	(22)
							9,559	(21)	(22)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(25)	(0.00)%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,336	(10)	(25)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,862	(19)	(26)	(0.00)%
DCA Investment Holding, LLC
Healthcare	First lien (5) - Undrawn	—	—	—	12/2022	12/2023	1,906	—	(29)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	03/2021	03/2023	4,147	—	(29)	(0.00)%
Ocala Bidco, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	05/2024	3,196	—	(37)	(0.00)%
Bottomline Technologies, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,157	(38)	(42)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	425	(4)	(14)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	849	—	(28)
							1,274	(4)	(42)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,549	(15)	(42)	(0.00)%
Galway Borrower LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	340	—	(5)
	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,341	(19)	(37)
							2,681	(19)	(42)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Ministry Brands Holdings, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	$339	$(2)	$(6)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	2,260	—	(39)
							2,599	(2)	(45)	(0.00)%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,578	—	(23)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,578	(11)	(23)
							3,156	(11)	(46)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2026	173	(3)	(7)
	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2023	930	(9)	(39)
							1,103	(12)	(46)	(0.00)%
OA Buyer, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,958	(51)	(47)	(0.00)%
CFS Management, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	764	(5)	(51)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,649	(16)	(52)	(0.00)%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(33)	(52)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	5,653	(35)	(54)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	708	—	(20)
	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,287	(13)	(36)
							1,995	(13)	(56)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(16)	(18)
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	4,192	—	(42)
							5,982	(16)	(60)	(0.01)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(14)	(70)	(0.01)%
TigerConnect, Inc.
Healthcare	First lien (2)(4)(5) - Undrawn	—	—	—	02/2022	02/2023	589	—	(14)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(23)	(63)
							3,219	(23)	(77)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MRI Software LLC
Software	First lien (4)(5) - Undrawn	—	—	—	01/2020	02/2026	$1,170	$(3)	$(27)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	08/2023	2,284	—	(52)
							3,454	(3)	(79)	(0.01)%
Businessolver.com, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	6,054	—	(85)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2023	2,409	—	(40)
	First lien (4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,012	(23)	(51)
							5,421	(23)	(91)	(0.01)%
Al Altius US Bidco, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	9,300	—	(97)	(0.01)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,057	(8)	(30)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	06/2023	2,822	—	(79)
							3,879	(8)	(109)	(0.01)%
CCBlue Bidco, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	5,826	—	(117)	(0.01)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,019	(10)	(34)
	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2023	2,619	—	(88)
							3,638	(10)	(122)	(0.01)%
Allworth Financial Group, L.P.
Financial Services	First lien (4)(5) - Undrawn	—	—	—	01/2022	12/2026	1,573	(13)	(43)
	First lien (4)(5) - Undrawn	—	—	—	01/2022	01/2024	3,863	—	(106)
							5,436	(13)	(149)	(0.02)%
Diamondback Acquisition, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	7,203	—	(166)	(0.02)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(5)	(24)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	7,221	—	(144)
							8,435	(5)	(168)	(0.02)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(20)	(30)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	11,456	—	(142)
							13,883	(20)	(172)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	$83	$—	$(2)
	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,538	(25)	(59)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	5,001	—	(117)
							7,622	(25)	(178)	(0.02)%
GraphPAD Software, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	1,500	(5)	(27)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	9,932	(40)	(176)
							11,432	(45)	(203)	(0.02)%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	7,993	—	(209)	(0.02)%
DOCS, MSO, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(54)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	7,412	—	(203)
							9,389	—	(257)	(0.03)%
USRP Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2027	432	(3)	(14)
	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2023	8,515	—	(276)
							8,947	(3)	(290)	(0.03)%
PDQ.com Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	08/2023	12,686	—	(298)	(0.04)%
DECA Dental Holdings LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	306	(3)	(13)
	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2023	6,875	—	(296)
							7,181	(3)	(309)	(0.04)%
Total Unfunded Debt Investments - United States							$232,050	$(653)	$(4,280)	(0.39)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	$2,460	$(20)	$(40)	(0.00)%
Total Unfunded Debt Investments - Netherlands							$2,460	$(20)	$(40)	(0.00)%
Total Unfunded Debt Investments							$234,510	$(673)	$(4,320)	(0.39)%
Total Non-Controlled/Non-Affiliated Investments								$2,107,206	$2,053,939	188.19%
Total Investments								$2,107,206	$2,053,939	188.19%

80
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2022.
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2022, 4.24% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022

December 31, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	77.26%
Second lien	16.94%
Subordinated	1.49%
Equity and other	4.31%
Total investments	100.00%

December 31, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	37.73%
Business Services	20.62%
Healthcare	19.37%
Consumer Services	5.70%
Financial Services	4.81%
Distribution & Logistics	3.90%
Consumer Products	2.17%
Education	1.67%
Information Technology	1.57%
Packaging	1.40%
Specialty Chemicals & Materials	0.86%
Business Products	0.20%
Total investments	100.00%

December 31, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.44%
Fixed rates	4.56%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2021
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)

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
(in thousands)
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
(in thousands)

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
December 31, 2022
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
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. As of December 31, 2022, the Company's top five industry concentrations were software, business services, healthcare, consumer services and financial services.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
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
December 31, 2022
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2022 and December 31, 2021.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company recognized PIK interest from investments of $8,110, $1,590 and $443, respectively, and PIK dividends from investments of $8,133, $2,293 and $0, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2022 and December 31, 2021, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.
Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for U.S. federal income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and U.S. federal income tax purposes.
For the years ended December 31, 2022 and December 31, 2021, the Company recognized a total income tax provision of approximately $261 and $92, respectively, for the Company's consolidated subsidiary, GIII OEC, which was formed in 2021. For the years ended December 31, 2022 and December 31, 2021, the Company recorded current income tax (benefit) expense of approximately $(72) and $92, respectively, and deferred income tax provision of $333 and $0, respectively.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
As of December 31, 2022 and December 31, 2021, the Company had $333 and $0, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2022. The 2019 through 2021 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Note 3. Investments
At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,609,747	$1,586,875
Second lien	376,051	347,952
Subordinated	31,265	30,622
Equity and other	90,143	88,490
Total investments	$2,107,206	$2,053,939

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$787,131	$775,032
Business Services	434,189	423,595
Healthcare	415,568	397,762
Consumer Services	118,853	116,931
Financial Services	100,638	98,801
Distribution & Logistics	83,210	80,165
Consumer Products	45,138	44,607
Education	35,968	34,249
Information Technology	32,501	32,233
Packaging	29,392	28,793
Specialty Chemicals & Materials	18,628	17,715
Business Products	5,990	4,056
Total investments	$2,107,206	$2,053,939
    At December 31, 2021, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,254,285	$1,253,901
Second lien	388,339	387,406
Subordinated	9,390	9,390
Equity and other	74,597	74,485
Total investments	$1,726,611	$1,725,182

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
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
As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $81,811 and no unfunded commitments on bridge facilities. As of December 31, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $152,699. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2022.
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
December 31, 2022
(in thousands, except unit data)
The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value, resulting in recognized realized gains or losses upon disposition.
The Company’s operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. At the time of this Annual Report on Form 10-K, public health restriction have been partially or fully lifted throughout most of the United States and globally. However, new variants of COVID-19, challenges regarding distribution, hesitancy and efficacy of COVID-19 vaccines and treatments, and the reintroduction of related advisories and restrictions may prolong the effects of the COVID-19 pandemic. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.
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
December 31, 2022
(in thousands, except unit data)
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,586,875	$—	$7,061	$1,579,814
Second lien	347,952	—	48,183	299,769
Subordinated	30,622	—	764	29,858
Equity and other	88,490	—	—	88,490
Total investments	$2,053,939	$—	$56,008	$1,997,931
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2021:

	Total	Level I	Level II	Level III
First lien	$1,253,901	$—	$47,305	$1,206,596
Second lien	387,406	—	165,511	221,895
Subordinated	9,390	—	—	9,390
Equity and other	74,485	—	—	74,485
Total investments	$1,725,182	$—	$212,816	$1,512,366
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2021	$1,512,366	$1,206,596	$221,895	$9,390	$74,485
Total gains or losses included in earnings:
Net realized losses on investments	(218)	(218)	—	—	—
Net change in unrealized depreciation of investments	(38,890)	(19,153)	(17,623)	(573)	(1,541)
Purchases, including capitalized PIK and revolver fundings	612,067	555,467	20,013	21,041	15,546
Proceeds from sales and paydowns of investments	(211,547)	(194,359)	(17,188)	—	—
Transfers into Level III (1)	128,169	31,481	96,688	—	—
Transfers out of Level III (1)	(4,016)	—	(4,016)	—	—
Fair value, December 31, 2022	$1,997,931	$1,579,814	$299,769	$29,858	$88,490
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(39,891)	$(19,814)	$(17,963)	$(573)	$(1,541)

(1)As of December 31, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2021, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2021:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2020	$416,846	$285,360	$131,486	$—	$—
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation of investments	(2,370)	158	(2,416)	—	(112)
Purchases, including capitalized PIK and revolving fundings	1,296,910	1,087,155	125,768	9,390	74,597
Proceeds from sales and paydowns of investments	(166,077)	(166,077)	—	—	—
Transfers out of Level III (1)	(32,943)	—	(32,943)	—	—
Fair value, December 31, 2021	$1,512,366	$1,206,596	$221,895	$9,390	$74,485
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,215)	$313	$(2,416)	$—	$(112)

(1)As of December 31, 2021, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2022 and December 31, 2021. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
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
December 31, 2022
(in thousands, except unit data)
investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2022 and December 31, 2021, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2022 and December 31, 2021, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2022 were as follows:

				Range
Type	Fair Value as of December 31, 2022(3)	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,579,843	Market & income approach	EBITDA multiple	8.7x	70.0x	19.3x
			Revenue multiple	6.0x	19.5x	10.4x
			Discount rate	8.3%	29.4%	10.7%
	(29)	Other	N/A (2)	N/A	N/A	N/A
Second lien	299,769	Market & income approach	EBITDA multiple	10.0x	32.0x	18.3x
			Discount rate	11.2%	23.1%	12.8%
Subordinated	29,858	Market & income approach	EBITDA multiple	14.0x	23.5x	21.4x
			Discount rate	13.5%	15.7%	14.7%
Equity and other	88,490	Market & income approach	EBITDA multiple	11.0x	26.5x	16.0x
			Revenue multiple	10.5x	19.5x	16.5x
			Discount rate	9.3%	17.0%	12.6%
	$1,997,931

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
(3)Revolving credit facilities and delayed draw commitments not completely funded may have negative fair values until they are called and funded.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2021 were as follows:

				Range
Type	Fair Value as of December 31, 2021	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$820,340	Market & income approach	EBITDA multiple	8.0x	70.0x	19.2x
			Revenue multiple	4.0x	19.5x	9.1x
			Discount rate	5.0%	14.3%	7.1%
	10,510	Market quote	Broker quote	N/A	N/A	N/A
	375,746	Other	N/A (2)	N/A	N/A	N/A
Second lien	115,588	Market & income approach	EBITDA multiple	12.0x	32.0x	20.9x
			Discount rate	7.5%	14.1%	9.0%
	16,532	Market quote	Broker quote	N/A	N/A	N/A
	89,775	Other	N/A (2)	N/A	N/A	N/A
Subordinated	9,390	Other	N/A (2)	N/A	N/A	N/A
Equity and other	56,877	Market & income approach	EBITDA multiple	11.0x	26.5x	14.9x
			Revenue multiple	9.8x	19.5x	16.5x
			Discount rate	8.0%	12.9%	11.3%
	17,608	Other	N/A (2)	N/A	N/A	N/A
	$1,512,366

(1)Unobservable inputs were weighted by the fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The Wells Credit Facility (as defined below) and the Unsecured Notes (as defined below) are considered Level III. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s debt obligations as of December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	December 31, 2022
	Principal Amount	Fair Value
Wells Credit Facility	$685,600	$680,211
Unsecured Notes	275,000	248,141
Total Borrowings	$960,600	$928,352
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Note 5. Agreements and Related Parties
The Company has entered into an Investment Management Agreement (as defined below) with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
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
On February 16, 2022, the Company's board of directors approved a new investment advisory and management agreement (the "Investment Management Agreement") between the Company and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, with the exception that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of the outstanding voting securities of the Company approved the Investment Management Agreement via written consent.
On March 21, 2022, the Company filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, reflecting the unitholders' approval of the Investment Management Agreement. As a result of this approval, the Investment Management Agreement became effective on April 11, 2022. The Investment Management Agreement will have a term of two years beginning April 11, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to this the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. The Company's board of directors re-approved the Investment Management Agreement on January 24, 2023, at an in-person meeting, for a period of 12 months commencing on March 1, 2023.
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
December 31, 2022
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
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
c.Third, upon a distribution that results in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 15.0% of the sum of (i) the cumulative distributions to unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser, and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and
d.Thereafter, an incentive fee on capital gains equal to 15.0% of additional undistributed Cumulative Net Realized Gains.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2022	2021	2020
Management fee	$13,206	$6,980	$3,480
Less: management fee waiver	(270)	(965)	(914)
Net management fee	12,936	6,015	2,566
Incentive fee, excluding accrued incentive fees on capital gains	$18,119	$7,731	$2,851
For the years end December 31, 2022, December 31, 2021 and December 31, 2020, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into an administration agreement, as amended and restated with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, approximately $860, $814 and $521, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2022 and December 31, 2021, approximately $201 and $220, respectively, of indirect administrative expenses was included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not interested persons, as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order (as defined below) on May 24, 2022, as amended on June 22, 2022. On August 30, 2022, New Mountain Finance Corporation and certain of its affiliates, including the Company, received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2022 (1)	2021	2020
Interest expense	$653	$3,100	$3,777
Amortization of financing costs	7	8	47
Weighted average interest rate	3.0%	3.0%	3.5%
Effective interest rate	3.1%	3.0%	3.5%
Average debt outstanding	$94,578	$103,346	$108,738

(1)For the year ended December 31, 2022, amounts reported represent the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).
As of December 31, 2021, the outstanding balance on the BMO Subscription Line was $92,000 and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such date.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
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
As of the amendment on March 11, 2022 and through the time of this Annual Report on Form 10-K, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment to the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Fourth Amendment to the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2022	2021	2020
Interest expense	$24,944	$4,573	$2,089
Non-usage fee	541	446	718
Amortization of financing costs	1,339	677	428
Weighted average interest rate	4.0%	2.3%	2.6%
Effective interest rate	4.3%	2.9%	4.1%
Average debt outstanding	$617,945	$198,990	$78,144
As of December 31, 2022 and December 31, 2021, the outstanding balance on the Wells Credit Facility was $685,600 and $473,100, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
Unsecured Notes—On August 4, 2021, the Company entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, the Company issued to the Purchasers, in a private placement, $125,000 in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and on December 21, 2021, at a second closing, the Company issued $50,000 in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the 2021A Tranche A Notes, the "2021A Unsecured Notes"). On March 10, 2022, the Company entered into a first supplement (the "Supplement") to its Note Purchase Agreement with certain Purchasers. Pursuant to the Supplement, on March 10, 2022, the Company issued to the Purchasers $100,000 in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “2022A Unsecured Notes”).
All fees associated with the origination of the 2021A Unsecured Notes and the 2022A Unsecured Notes (together, the "Unsecured Notes") are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Unsecured Notes.
The 2021A Tranche A Notes and the 2021A Tranche B Notes bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. The 2022A Unsecured Notes bear interest at an annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year, which commenced on July 15, 2022. These interest rates are subject to increase in the event that: (i) subject to certain

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2022 and December 31, 2021:

	Year Ended
	December 31, 2022	December 31, 2021(1)
Interest expense	$9,465	$1,890
Amortization of financing costs	755	175
Weighted average interest rate	3.7%	3.6%
Effective interest rate	4.0%	3.9%
Average debt outstanding	$256,370	$128,667

(1)For the year ended December 31, 2021, amounts represent the period from August 4, 2021 (issuance of the Unsecured Notes) to December 31, 2021.
As of December 31, 2022 and December 31, 2021 the outstanding balance on the Unsecured Notes was $275,000 and $175,000 respectively, and the Company was in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
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
December 31, 2022
(in thousands, except unit data)
ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $81,811, no outstanding bridge financing commitments and other future funding commitments of $152,699. As of December 31, 2021, the Company had unfunded commitments on revolving credit facilities of $71,664, no outstanding bridge financing commitments and other future funding commitments of $288,517. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Wells Credit Facility as of December 31, 2022 and had revolving borrowings available under the BMO Subscription Line and the Wells Credit Facility as of December 31, 2021. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2022 and December 31, 2021, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $45,900, respectively, which could require funding in the future.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022:

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
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for year ended December 31, 2020:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	500,000	$5,000
April 15, 2020	May 5, 2020	6,571,964	65,720
December 18, 2020	December 22, 2020	5,663,566	56,636
		12,735,530	$127,356
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 29, 2022	March 30, 2022	April 20, 2022	$0.181
June 27, 2022	June 29, 2022	July 20, 2022	0.217
September 28, 2022	September 29, 2022	October 20, 2022	0.240
December 23, 2022	December 30, 2022	January 20, 2023	0.252
			$0.890

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
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
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to nondeductible expenses were as follows:

	Year Ended December 31,
	2022	2021	2020
Undistributed net investment income	$19	$2,359	$1,128
Distributions in excess of net realized gains	—	—	—
Contributed capital	(19)	(2,359)	(1,128)

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was estimated to be as follows:

	Year Ended December 31,
	2022	2021	2020
Ordinary income	$102,267	$43,434	$16,738
Capital gains	—	859	—
Return of capital	—	—	—
Total	$102,267	$44,293	$16,738
As of December 31, 2022 and December 31, 2021, the costs of investments for the Company for U.S. federal income tax purposes were $2,096,615 and $1,723,767, respectively.

	Year Ended December 31,
	2022	2021
Tax cost	$2,096,615	$1,723,767
Gross unrealized appreciation on investments	106,835	36,394
Gross unrealized depreciation on investments	(149,511)	(34,979)
Total investments at fair value	$2,053,939	$1,725,182
As of December 31, 2022, December 31, 2021 and December 31, 2020, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets, Liabilities and Members' Capital by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2022	2021	2020
Accumulated capital loss carryforwards	$(463)	$(165)	$(165)
Other temporary differences	(10,812)	(2,718)	(1,084)
Undistributed ordinary income	—	—	(45)
Unrealized (depreciation) appreciation	(42,676)	1,579	2,584
Total	$(53,951)	$(1,304)	$1,290
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2022, the Company does not expect to incur any excise taxes. For the years ended December 31, 2021 and December 31, 2020, the Company did not incur any excise taxes.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

	Year Ended December 31,
(unaudited)	2022	2021	2020
Distributions per share	$0.890	$0.969	$0.930
Ordinary dividends(1)	100.00%	98.59%	100.00%
Long-term capital gains	—%	1.41%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(2)	93.37%	76.01%	93.49%
Qualified short-term capital gains(2)	—%	—%	—%
Return of capital	—%	—%	—%

(1)Ordinary dividends are from the Company's net investment income and net short-term capital gains for the year. This type of dividend is reported as ordinary income. Ordinary dividend distributions from a RIC generally do not qualify for the preferential tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.
(2)Interest-related dividends and short-term capital gain dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) and 881(e) of the Code.
Note 11. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2022	2021	2020
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$49,871	$40,305	$17,340
Denominator for basic & diluted weighted average unit:	109,743,604	40,862,822	17,508,625
Basic & diluted earnings per unit:	$0.45	$0.99	$0.99

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Per unit data(1):
Members' capital, December 31, 2021, December 31, 2020 and December 31, 2019, respectively	$9.95	$10.00	$9.95
Net investment income	0.94	1.07	0.92
Net realized and unrealized (losses) gains(2)	(0.50)	(0.15)	0.06
Total net increase	0.44	0.92	0.98
Distributions declared to unitholders from net investment income	(0.89)	(0.97)	(0.93)
Members' capital, December 31, 2022, December 31, 2021 and December 31, 2020, respectively	$9.50	$9.95	$10.00
Total return based on members' capital(3)	4.57%	9.52%	10.66%
Units outstanding at end of period	114,906,527	91,925,222	25,379,458
Average weighted Units outstanding for the period	109,743,604	40,862,822	17,508,625
Average members' capital for the period	$1,077,640	$408,956	$168,501
Ratio to average members' capital:
Net investment income	9.53%	10.71%	9.59%
Total expenses, before waivers/reimbursements	6.81%	7.14%	9.16%
Total expenses, net of waivers/reimbursements	6.78%	6.91%	8.61%

Average debt outstanding— Unsecured Notes(4)	$256,370	$128,667	N/A
Average debt outstanding—BMO Subscription Line (5)	$94,578	$103,346	$108,738
Average debt outstanding—Wells Credit Facility	$617,945	$198,990	$78,144
Asset coverage ratio	213.62%	223.53%	238.64%
Portfolio turnover	9.97%	25.75%	10.64%

Capital Commitments	$1,149,065	$1,149,065	$422,991
Funded Capital Commitments	$1,149,065	$919,252	$253,795
% of Capital Commitments funded	100.00%	80.00%	60.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were $(0.02), $(0.06) and $(0.01), respectively.
(3)Total return is calculated assuming a purchase at members' capital per Unit on the first day of the year, and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(4)For the year ended December 31, 2021, average debt outstanding represents the period from August 4, 2021 (issuance of the Unsecured Notes) to December 31, 2021.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
(5)For the year ended December 31, 2022, average debt outstanding represents the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).
N/A    Not Applicable.
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 14. Subsequent Events
On February 27, 2023, Shiraz Y. Kajee, Chief Financial Officer and Treasurer, resigned from the Company, effective April 1, 2023. Mr. Kajee's departure is not related to any disagreement relating to the Company's accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise). Mr. Kajee will remain in his current capacity through his departure on April 1, 2023. The Company has engaged an executive search firm to find its next Chief Financial Officer.
The Company's board of directors will appoint Laura C. Holson as the interim Chief Financial Officer and Treasurer of the Company upon Mr. Kajee's departure, which will become effective April 1, 2023, until the Company completes its search for Mr. Kajee's permanent successor. In addition, Ms. Holson will continue in her role as Chief Operating Officer of the Company. The Investment Adviser believes that its management team, with the overall support of New Mountain Capital, is adequately staffed to support the Company.

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022.
Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2022.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change(s) in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of directors (our "Board"). Our Board appoints our officers, who serve at the discretion of our Board. Our Board has an audit committee, a nominating and corporate governance committee and a valuation committee and may establish additional committees from time to time as necessary. Our Board consists of five members, three of whom are not "interested persons" of the Company (the "Independent Directors") as that term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"). Our governing documents also give our Board sole authority to appoint directors to fill vacancies that are created either through an increase in the number of directors or due to the resignation, removal or death of any director. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of our the directors, director nominees, officers, or promoters and none are currently pending. There is no arrangement or understanding between any of our directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.
Directors
Information regarding our Board is set forth below. The directors have been divided into two groups-Independent Directors and interested directors. Our interested directors are "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o New Mountain Guardian III BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	68	Director	2019
David Ogens	68	Director	2019
Rome G. Arnold III	67	Director	2019
Interested Directors
John R. Kline	47	Chairman of the Board of Directors, Chief Executive Officer, President	2019
Adam B. Weinstein	44	Director, Executive Vice President	2019
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since
Joseph W. Hartswell	44	Chief Compliance Officer and Corporate Secretary	2022
Laura C. Holson	37	Chief Operating Officer	2022
Shiraz Y. Kajee	43	Chief Financial Officer and Treasurer	2019
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

Independent Directors
Alfred F. Hurley, Jr. has been our director since 2019. He has also served as a director of NMFC since 2010, a director of NMF SLF I, Inc. since 2019 and a director of New Mountain Guardian IV BDC, L.L.C. ("NMG IV") since 2022. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI’s Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm’s equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with a Bachelor of Arts ("B.A" or "A.B.") in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
David Ogens has been our director since 2019. He has also served as a director of NMFC since 2010, a director of NMF SLF I, Inc. since 2019 and a director of NMG IV since 2022. From 2019 to 2022, Mr. Ogens served as the CEO and as a Director of HealthBridge LLC. HealthBridge LLC. provides remote patient monitoring and chronic care management services for patients with chronic diseases in their home environment. From 2011 to 2019, Mr. Ogens was the President and a Director of Med Inc., a company that provided complex rehabilitation services to patients with serious muscular/neuro diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his A.B. and Master of Business Administration ("M.B.A.") from the University of Virginia.
Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
 Rome G. Arnold III has been our director since 2019. He has also served as a director of NMFC since 2017 and as a director of NMG IV since 2022. Since January 2017, Mr. Arnold has served as a Senior Advisor at Rose and Co., a financial-technology startup company with a focus on digital media. From January 2012 through August 2016, Mr. Arnold was a Managing Director at UBS Securities in their Energy Group, serving as the Head of Oil Field Services. In addition, Mr. Arnold currently serves as a director of Forbes Energy Services Ltd., an independent oilfield services contractor. Mr. Arnold received his B.A., cum laude, in Psychology and History of Art from Yale College. He received his M.B.A. from Harvard Business School, with High Distinction (Baker Scholar).
Mr. Arnold brings his vast experience in investment banking and energy focus to our Board. This background positions Mr. Arnold well to serve as our director.
Interested Directors
 John R. Kline has been our chief executive officer since January 1, 2023 and our president and chairman of the board of directors since 2019. Mr. Kline has also served as chief executive officer of NMFC, NMG IV and NMF SLF I, Inc. since January 1, 2023. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since November

2019, the chairman of the board of directors of NMF SLF I, Inc. since 2019 and the chairman of the board of directors of NMG IV since 2022. He previously served as Chief Operating Officer of the Company, NMFC and NMF SLF I, Inc. from 2019 to February 2022. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Adam B. Weinstein has been our director since 2019 and has served as our executive vice president since 2019. Mr. Weinstein also serves as a Managing Director and Chief Financial Officer of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as executive vice president, chief administrative officer and director of NMFC and executive vice president of NMF SLF I, Inc and NMG IV. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Mr. Weinstein brings his industry-specific expertise and background in accounting to our board of directors. This background positions Mr. Weinstein well to serve as our director.
Executive Officers Who Are Not Directors
Joseph W. Hartswell has been our Chief Compliance Officer and Corporate Secretary since March 2022. Mr. Hartswell has also served as Chief Compliance Officer and corporate secretary of NMFC and NMF SLF I, Inc. since March 2022 and of NMG IV since May 2022. Since 2015, Mr. Hartswell has served as a Managing Director and the Chief Compliance Officer of New Mountain Capital. Prior to New Mountain, Mr. Hartswell was the Chief Compliance Officer for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy Chief Compliance Officer for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated Chief Compliance Officer for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a Bachelor of Science ("B.S.") in Finance and International Business from the University of Maryland and is a CFA charterholder.
Shiraz Y. Kajee has been our chief financial officer and treasurer since 2019. Since joining the Investment Adviser in 2015, Mr. Kajee has served as chief financial officer of NMFC. Mr. Kajee also serves as chief financial officer and treasurer of NMF SLF I, Inc and NMG IV. Prior to joining the Investment Adviser, Mr. Kajee was the Head of U.S. Finance at Man Investments from 2012 to 2015, where he was responsible for the accounting, tax and treasury functions for the U.S. operations of Man Group plc, a United Kingdom based alternative asset manager. From 2010 to 2012, Mr. Kajee was a Vice President of Private Wealth Finance at Goldman, Sachs & Co. and from 2006 to 2010 was a Senior Vice President of Corporate Loans Finance at Citigroup Inc. Mr. Kajee began his career at Ernst & Young LLP within their Financial Services Office Assurance practice. Mr. Kajee received both his Master of Science ("M.S.") in Accounting and a B.B.A. in Finance from Baruch College-City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.
Laura C. Holson has been our Chief Operating Officer since February 2022. Ms. Holson has also served as Chief Operating Officer of NMFC and NMF SLF I, Inc. since March 2022 and of NMG IV since May 2022. Since joining New Mountain Capital in 2009, Ms. Holson has worked on both the private equity and credit deal teams. In 2017, Ms. Holson was named Head of Capital Markets; in this capacity, she managed the Firm’s financing activities and relationships across its various product lines. Before joining New Mountain, Ms. Holson worked in Healthcare Investment Banking at Morgan Stanley in New York. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.
Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See Item 1. Business—Compliance Policies and Procedures in this Annual Report on Form 10-K.

The Board met eight times throughout 2022 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2022.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of our common units, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on our review of Forms 3, 4 and 5 filed by such persons and information provided by our directors and officers, we believe that during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exceptions: New Mountain Guardian Investments III, L.L.C., a beneficial owner of more than 10% of our common units, filed a late Form 4 on October 3, 2022 with respect to four acquisitions of our common units and Western Conference of Teamsters Pension Trust Fund, a beneficial owner of more than 10% of our common units, filed a late Form 4 on February 10, 2023 with respect to two acquisitions of our common units.
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
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Directors
Alfred F. Hurley, Jr.	$29,000	$—	$29,000
David Ogens	$30,000	$—	$30,000
Rome G. Arnold III	$30,625	$—	$30,625

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Each of our Independent Directors receive an annual retainer fee of $25,000, if the director attends at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. We also reimburse Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2022, out-of-packet expenses reimbursed were $1,306.
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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2022, none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth, as of March 9, 2023, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Units, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 114,906,527 Units outstanding as of March 9, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Units. Ownership information for those persons who beneficially own more than 5% of our Units is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units. Unless otherwise indicated, the address of all executive officers and directors is c/o New Mountain Guardian III BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Adam B. Weinstein	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
David Ogens	—	—	—%
Rome G. Arnold III	—	—	—%
Executive Officers Who Are Not Directors
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Shiraz Y. Kajee	—	—	—%
All Directors and Executive Officers as a Group (8 persons)	—	—	—%

Five-Percent Unitholders
New Mountain Guardian Investments III, L.L.C.(1)	Record	28,078,480	24.44%
Western Conference of Teamsters Pension Trust Fund(2)	Record	16,000,000	13.92%
CCLF SPV LLC(3)	Record	10,000,000	8.70%
GHL Investments Ltd.(4)	Record	7,000,000	6.09%
Teachers' Retirement Allowances Fund(5)	Record	6,000,000	5.22%

(1)Based upon information contained in the Schedule 13D/A filed October 3, 2022 by New Mountain Guardian Investments III, L.L.C., New Mountain Guardian Investments III, L.L.C. is a Delaware limited liability company whose address is 1633 Broadway 48th Floor, New York, New York 10019.
(2)Based upon information contained in the Schedule 13G filed February 13, 2023 by Western Conference of Teamsters Pension Trust Fund is a Washington employee benefit plan whose address is 2323 Eastlake Avenue East, Seattle, WA 98102.
(3)Based upon information contained in the Schedule 13G/A filed February 10, 2023 by CCLF SPV LLC is a Delaware statutory trust whose address is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, Wisconsin 53212.
(4)Based upon information contained in the Schedule 13D/A filed February 17, 2022 by GHL Investments Ltd. GHL Investments Ltd. is a Cyprus limited liability company whose address is c/o Seatankers Management Co., Ltd., P.O. Box 53562, Limassol G4 CY-3399.
(5)Based upon information contained in the Schedule 13G/A filed February 1, 2023 by Teachers' Retirement Allowances Fund. Teachers' Retirement Allowances Fund is a Canadian pension plan whose address is 330 - 25 Forks Market Road, Winnipeg, A2 R3C 4S8.

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
The Prior Investment Management Agreement and the Prior Administration Agreement were approved by our Board at the initial board meeting on June 18, 2019, and became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by the Board, including a majority of the Non-Interested Directors. Before the Prior Investment Management Agreement's expiration, we inadvertently failed to present the Prior Investment Management Agreement for renewal to the Board as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Board or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated as a technical matter effective as of July 15, 2021. On February 16, 2022, our Board approved the Investment Management Agreement between us and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of our outstanding voting securities approved the Investment Management Agreement via written consent. On March 21, 2022, we filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting the unitholders' approval of the Investment Management Agreement. The Investment Management Agreement was executed and became effective 20 calendar days after the Information Statement was sent to unitholders.
The Prior Administration Agreement became effective on July 15, 2019 and expired by its terms on July 15, 2021. As with the Prior Investment Management Agreement, we inadvertently and unintentionally failed to present the Prior Administration Agreement for renewal on or before its expiration on July 15, 2021, and the failure to do so did not reflect the intent and desire of us, the Board or the Administrator. On February 16, 2022, our Board approved a new administration agreement (the "Administration Agreement") between us and the Administrator. The Prior Administration Agreement and the Administration Agreement are identical in all material respects, except that the dates of execution, effectiveness and termination. The Administration Agreement became effective on February 16, 2022 and on January 24, 2023, the Administration Agreement was re-approved for a 12 month period commencing on March 1, 2023.
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect for a period from its effective date to the second anniversary of such effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of a majority of the Fund's directors who are not parties to this Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act, or (ii) by the vote of a majority of the outstanding Units. The Administration Agreement, by its terms, unless earlier terminated as described below, will remain in effect for a period from its effective date to the second anniversary of the effective date of the Administration Agreement and will remain in effect from year to year thereafter if approved annually by (i) the vote of a majority of our outstanding voting securities, or (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment, see "Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team" in this Annual Report on Form 10-K. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee. On January 24, 2023, the Investment Management Agreement was re-approved at an in-person meeting of the Board for a 12 month period commencing March 1, 2023.
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
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019, as amended on August 30, 2022 (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, and which requires, among other things, the consent of the Board and the board of any other BDC participating in the transaction.
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
Certain unitholders have representatives on the advisory committee. The advisory committee has a role in certain matters regarding the company, including with respect to certain conflicts of interest, in each case as provided in the Third Amended and Restated Limited Liability Company Agreement. Members of the advisory committee may have various business and other relationships with New Mountain and its affiliates (and may be investors in, and/or serve on similar committees of other New Mountain funds or arrangements, including those engaged in transactions with us). The presence of these other relationships may influence their decisions as members of the advisory committee.
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
We have adopted the Code of Ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual's personal interests and our interests. Pursuant to such Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer.
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
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2023.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended December 31,
	2022	2021
Audit Fees	$400,000	$275,000
Audit-Related Fees	—	—
Tax Fees	156,105	64,200
All Other Fees	—	—
Total Fees	$556,105	$339,200
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

(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Third Amended and Restated Limited Liability Company Agreement dated as of July 22, 2021(7)
3.2	Certificate of Formation(3)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities(13)
10.1	Investment Advisory and Management Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)
10.2	Investment Advisory and Management Agreement, dated as of April 11, 2022, by and between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(15)
10.3	Administration Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Administration, L.L.C., dated February 16, 2022(13)
10.4	Trademark License Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Capital, L.L.C., dated June 18, 2019(2)
10.5	Custody Agreement between New Mountain Guardian III BDC, L.L.C. and U.S. Bank National Association, dated July 3, 2019(2)
10.6	Expense Limitation and Reimbursement Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)
10.7	Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A., dated July 30, 2019(2)
10.8	Form of Amendment, dated as of August 4, 2021, to Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A. (11)
10.9	Form of Second Amendment to Loan Authorization Agreement, dated March 9, 2022, between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A.(14)
10.10	Form of Facility Increase Letter, dated as of December 29, 2020, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(6)
10.11	Form of Facility Increase Letter, dated as of June 1, 2021, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(8)
10.12	Form of Facility Increase Letter, dated as of September 30, 2021, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(12)
10.13	Form of Custodian Agreement between New Mountain Guardian III BDC, L.L.C. and State Street Bank and Trust Company(2)
10.14	Transfer Agency and Registrar Services Agreement by and between New Mountain Guardian III BDC, L.L.C. and American Stock Transfer & Trust Company, LLC, dated August 1, 2019(2)
10.15
Loan and Security Agreement between New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III SPV, L.L.C., as the borrower, each of the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral custodian, dated August 30, 2019(2)

10.16
Form of Amendment No.2 to Loan and Security Agreement, dated as of June 29, 2021, among New Mountain Guardian III SPV, L.L.C. as the borrower, New Mountain Guardian III BDC, L.L.C. as the collateral manager, equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereon (9)

10.17
Form of Amendment No.3 to Loan and Security Agreement, dated as of October 28, 2021, among New Mountain Guardian III SPV, L.L.C. as the borrower, New Mountain Guardian III BDC, L.L.C. as the collateral manager, equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereon (10)

10.18
Form of Amendment No. 4 to Loan and Security Agreement, dated March 11, 2022, among New Mountain Guardian III SPV, L.L.C., as the borrower, New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III BDC, L.L.C., as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereto(14)

10.19
Form of Amendment No. 5 to Loan and Security Agreement, dated June 29, 2022, among New Mountain Guardian III SPV, L.L.C., as the borrower, New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III BDC, L.L.C., as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereto(16)

Exhibit Number	Description
10.20
Form of Amendment No. 6 to Loan and Security Agreement, dated July 7, 2022, among New Mountain Guardian III SPV, L.L.C., as the borrower, New Mountain Guardian III BDC, L.L.C., as the collateral manager, New Mountain Guardian III BDC, L.L.C., as the equityholder and seller, Wells Fargo Bank, National Association, as the administrative agent and the lenders party thereto(17)

10.21
Form of Joinder Supplement, dated as of November 26, 2019, by and among New Mountain Guardian III SPV, L.L.C., as the borrower, and Wells Fargo Bank, National Association, as the administrative agent and proposed lender(4)

10.22	Form of Master Note Purchase Agreement, dated August 4, 2021, by the between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto (11)
10.23	Form of First Supplement to Master Note Purchase Agreement, dated March 10, 2022, by and between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto(14)
14.1	Code of Business Conduct and Ethics (5)
21.1	Subsidiaries of New Mountain Guardian III BDC, L.L.C.:
New Mountain Guardian III SPV, L.L.C. (Delaware)
New Mountain Guardian III OEC, Inc. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(9)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 6, 2021.
(10)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on November 3, 2021.
(11)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on August 10, 2021.
(12)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on October 6, 2021.

(13)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 10-K filed on March 9, 2022.
(14)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on March 15, 2022.
(15)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on April 13, 2022.
(16)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 1, 2022.
(17)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s report on Form 8-K filed on July 12, 2022.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2023.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 9, 2023
John R. Kline

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2023
Shiraz Y. Kajee

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Director	March 9, 2023
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	March 9, 2023
Rome G. Arnold III

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 9, 2023
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	March 9, 2023
David Ogens