Form 10-Q
period 2023-03-31
New Mountain Guardian III BDC, L.L.C.
filed 2023-05-12
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 12, 2023 was 114,906,527. As of March 31, 2023, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,105,275 and $2,107,206 respectively)	$2,055,152	$2,053,939
Cash and cash equivalents	30,127	28,266
Interest and dividend receivable	11,923	12,684
Other assets	354	312
Total assets	$2,097,556	$2,095,201
Liabilities
Borrowings
Wells Credit Facility	$682,600	$685,600
Unsecured Notes	275,000	275,000
Deferred financing costs (net of accumulated amortization of $4,133 and $3,577 respectively)	(4,686)	(5,241)
Net borrowings	952,914	955,359
Distribution payable	32,748	28,956
Interest payable	6,264	8,472
Incentive fee payable	5,817	5,501
Management fee payable	3,299	3,301
Payable to affiliate	512	313
Deferred tax liability	386	333
Other liabilities	1,374	1,541
Total liabilities	1,003,314	1,003,776
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 114,906,527 units issued and outstanding, respectively	1,145,376	1,145,376
Accumulated overdistributed earnings	(51,134)	(53,951)
Total members' capital	$1,094,242	$1,091,425
Total liabilities and members' capital	$2,097,556	$2,095,201
Members' capital per unit	$9.52	$9.50
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$52,837	$28,421
PIK interest income	2,631	1,583
Dividend income	2,336	1,814
Fee income	651	2,348
Total investment income	58,455	34,166
Expenses
Interest and other financing expenses	14,946	6,302
Incentive fee	5,817	3,535
Management fee	3,299	3,303
Administrative expenses	685	711
Professional fees	558	383
Other general and administrative expenses	166	40
Total expenses	25,471	14,274
Less: management fees waived (See Note 5)	—	(265)
Net expenses	25,471	14,009
Net investment income before income taxes	32,984	20,157
Income tax expense	16	123
Net investment income	32,968	20,034
Net realized losses on investments	(495)	—
Net change in unrealized appreciation (depreciation) of investments	3,144	(772)
Provision for taxes	(52)	—
Net realized and unrealized gains (losses)	2,597	(772)
Net increase in members' capital resulting from operations	$35,565	$19,262
Earnings per unit (basic & diluted)	$0.31	$0.20
Weighted average common units outstanding - basic & diluted (See Note 10)	114,906,527	93,968,005

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Increase in members' capital resulting from operations:
Net investment income	$32,968	$20,034
Net realized losses on investments	(495)	—
Net change in unrealized appreciation (depreciation) of investments	3,144	(772)
Provision for taxes	(52)	—
Net increase in members' capital resulting from operations	35,565	19,262
Capital transactions
Contributions	—	229,812
Placement fees	—	(265)
Distributions declared to unitholders from net investment income	(32,748)	(20,798)
Total net (decrease) increase in members' capital resulting from capital transactions	(32,748)	208,749
Net increase in members' capital	2,817	228,011
Members' capital at the beginning of the period	1,091,425	914,279
Members' capital at the end of the period	$1,094,242	$1,142,290

Capital unit activity
Units issued	—	22,981,305

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net increase in members' capital resulting from operations	$35,565	$19,262
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized losses on investments	495	—
Net change in unrealized (appreciation) depreciation of investments	(3,144)	772
Amortization of purchase discount	(805)	(594)
Amortization of deferred financing costs	556	451
Non-cash investment income	(5,286)	(2,238)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(25,337)	(128,041)
Proceeds from sales and paydowns of investments	34,957	6,791
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	35	181
Cash paid for purchase of drawn portion of revolving credit facilities	—	(78)
Cash paid on drawn revolvers	(11,326)	(9,825)
Cash repayments on drawn revolvers	9,198	9,579
Interest and dividend receivable	761	(3,177)
Other assets	(42)	277
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	—	(70,824)
Interest payable	(2,208)	(71)
Incentive fee payable	316	3,535
Management fee payable	(2)	3,037
Deferred tax liability	53	—
Payable to affiliates	199	282
Other liabilities	(168)	458
Net cash flows provided by (used in) operating activities	33,817	(170,223)
Cash flows from financing activities
Distributions	(28,956)	(19,477)
Net proceeds from issuance of common units	—	229,812
Proceeds from BMO Subscription Line	—	63,000
Repayment of BMO Subscription Line	—	(155,000)
Proceeds from Wells Credit Facility	49,000	118,000
Repayment of Wells Credit Facility	(52,000)	(169,000)
Proceeds from Unsecured Notes	—	100,000
Placement fees paid	—	(265)
Deferred financing costs paid	—	(1,198)
Net cash flows (used in) provided by financing activities	(31,956)	165,872
Net increase (decrease) in cash and cash equivalents	1,861	(4,351)
Cash and cash equivalents at the beginning of the period	28,266	24,121
Cash and cash equivalents at the end of the period	$30,127	$19,770

Supplemental disclosure of cash flow information
Cash interest paid	$16,459	$5,867
Non-cash financing activities:
Distributions declared and payable	$32,748	$20,798
Accrual for deferred financing costs	1	211
Accrual for placement fees	—	265

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (2)(4)	L(Q)	+	5.25%	10.41%	12/2021	07/2025	$41,969	$41,828	$41,755
	First lien (4)	L(Q)	+	5.25%	10.40%	08/2019	07/2025	13,346	13,295	13,278
								55,315	55,123	55,033	5.03%
GS Acquisitionco, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.75%	10.80%	02/2020	05/2026	44,053	43,917	43,661
	First lien (4)	SOFR(Q)	+	5.75%	10.80%	02/2020	05/2026	9,215	9,208	9,133
								53,268	53,125	52,794	4.82%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (4)	SOFR(M)	+	5.50%	10.26%	05/2022	05/2029	49,624	49,175	49,127	4.49%
OA Buyer, Inc.
Healthcare	First lien (2)(4)	SOFR(M)	+	5.75%	10.56%	12/2021	12/2028	46,215	45,820	45,919
	First lien (2)(4)	SOFR(M)	+	5.75%	10.56%	05/2022	12/2028	2,925	2,899	2,907
								49,140	48,719	48,826	4.46%
Al Altius US Bidco, Inc.
Business Services	First lien (2)(4)	L(S)	+	5.50%	10.65%	12/2021	12/2028	38,500	38,171	38,323
	First lien (4)	L(S)	+	5.50%	10.48%	12/2021	12/2028	9,300	9,219	9,256
								47,800	47,390	47,579	4.35%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(4)	L(M)	+	5.50%	10.34%	12/2021	12/2027	20,133	19,967	20,062
	First lien (4)(5) - Drawn	L(M)	+	5.50%	10.25%	12/2021	12/2027	15,002	14,882	14,950
	Subordinated (4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	11,032	10,904	10,606
								46,167	45,753	45,618	4.17%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)	SOFR(S)	+	6.25%	11.12%	08/2021	10/2027	39,574	39,471	39,574
	First lien (4)	SOFR(Q)	+	6.25%	11.26%	01/2022	10/2027	3,083	3,057	3,083
	First lien (4)	SOFR(S)	+	6.25%	11.06%	01/2022	10/2027	2,067	2,050	2,067
								44,724	44,578	44,724	4.09%
Notorious Topco, LLC
Consumer Products	First lien (2)(4)	SOFR(Q)	+	6.75%	11.58%	11/2021	11/2027	41,159	40,907	39,312
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	11.58%	11/2021	11/2027	3,586	3,551	3,426
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	11.58%	11/2021	05/2027	724	724	690
								45,469	45,182	43,428	3.97%
KWOR Acquisition, Inc.
Business Services	First lien (2)(4)	L(M)	+	5.25%	10.09%	12/2021	12/2028	40,394	40,135	40,220
	First lien (4)(5) - Drawn	P(Q)	+	4.25%	12.25%	12/2021	12/2027	2,558	2,547	2,547
								42,952	42,682	42,767	3.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CCBlue Bidco, Inc.
Healthcare	First lien (2)(4)	L(Q)*	+	3.50% +2.75%/PIK	11.41%	12/2021	12/2028	$41,304	$40,966	$40,090
	First lien (4)(5) - Drawn	L(Q)*	+	3.50%+2.75%/PIK	11.41%	12/2021	12/2028	2,147	2,129	2,084
								43,451	43,095	42,174	3.85%
Diamondback Acquisition, Inc.
Software	First lien (2)(4)	L(M)	+	5.50%	10.34%	09/2021	09/2028	42,520	42,171	41,397	3.78%
Anaplan, Inc.
Software	First lien (2)(4)	SOFR(M)	+	6.50%	11.31%	06/2022	06/2029	40,440	40,069	40,036	3.65%
IG Investments Holdings, LLC
Business Services	First lien (2)(4)	L(Q)	+	6.00%	10.86%	09/2021	09/2028	39,241	38,916	38,844	3.55%
Galway Borrower LLC
Business Services	First lien (2)(4)	L(Q)	+	5.25%	10.41%	09/2021	09/2028	32,374	32,107	32,143
	First lien (4)	L(Q)	+	5.25%	10.41%	09/2021	09/2028	4,342	4,294	4,311
	First lien (4)(5) - Drawn	L(Q)	+	5.25%	10.41%	09/2021	09/2027	503	504	500
								37,219	36,905	36,954	3.38%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(4)	L(M)	+	5.75%	10.59%	10/2021	10/2028	19,726	19,563	19,616
	First lien (2)(4)	L(M)	+	5.75%	10.59%	12/2021	10/2028	14,294	14,174	14,214
								34,020	33,737	33,830	3.09%
DECA Dental Holdings LLC
Healthcare	First lien (2)(4)	L(Q)	+	5.75%	10.91%	08/2021	08/2028	28,594	28,360	27,041
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.91%	08/2021	08/2028	3,010	2,986	2,846
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.91%	08/2021	08/2027	2,139	2,123	2,023
								33,743	33,469	31,910	2.92%
Associations, Inc.
Business Services	First lien (2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.36%	07/2021	07/2027	18,007	17,946	18,007
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.50%	07/2021	07/2027	4,433	4,417	4,433
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.59%	07/2021	07/2027	4,432	4,416	4,432
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.48%	07/2021	07/2027	2,677	2,668	2,677
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.45%	07/2021	07/2027	2,130	2,122	2,130
								31,679	31,569	31,679	2.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Sun Acquirer Corp.
Consumer Services	First lien (2)(4)	L(M)	+	5.75%	10.59%	12/2021	09/2028	$24,688	$24,476	$24,418
	First lien (2)(4)	L(M)	+	5.75%	10.59%	09/2021	09/2028	3,975	3,946	3,931
	First lien (4)(5) - Drawn	L(M)	+	5.75%	10.59%	09/2021	09/2028	2,809	2,778	2,778
	First lien (4)(5) - Drawn	P(Q)	+	4.75%	12.75%	09/2021	09/2027	78	79	77
								31,550	31,279	31,204	2.85%
iCIMS, Inc.
Software	First lien (2)(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.05%	08/2022	08/2028	26,759	26,548	26,615
	First lien (4)	SOFR(Q)	+	7.25%	12.05%	10/2022	08/2028	4,508	4,471	4,508
								31,267	31,019	31,123	2.84%
Ocala Bidco, Inc.
Healthcare	First lien (2)(4)	L(Q)*	+	3.50% +2.75%/PIK	11.21%	12/2021	11/2028	30,857	30,537	30,625	2.80%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)	SOFR(Q)	+	5.75%	10.80%	12/2021	12/2027	17,655	17,509	17,247
	First lien (4)	SOFR(Q)	+	5.75%	10.73%	12/2021	12/2027	5,926	5,878	5,789
	First lien (4)	SOFR(Q)	+	5.75%	10.80%	12/2021	12/2027	5,889	5,840	5,753
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.75%	10.72%	12/2021	12/2027	1,609	1,598	1,572
								31,079	30,825	30,361	2.77%
CFS Management, LLC
Healthcare	First lien (2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.16%	08/2019	07/2024	23,864	23,804	22,604
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.16%	09/2021	07/2024	5,608	5,592	5,312
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.16%	08/2019	07/2024	2,131	2,128	2,019
	First lien (4)(5) - Drawn	SOFR(Q)*	+	6.25% +0.75%/PIK	12.16%	02/2022	07/2024	366	367	346
								31,969	31,891	30,281	2.77%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated (4)	SOFR(Q)	+	8.25%	13.25%	07/2022	07/2029	20,105	19,871	19,403
	First lien (2)(4)	SOFR(M)	+	5.75%	10.66%	07/2021	07/2028	9,129	9,073	9,058
	First lien (2)(4)	SOFR(M)	+	5.75%	10.59%	07/2022	07/2028	1,576	1,561	1,564
								30,810	30,505	30,025	2.74%
Fortis Solutions Group, LLC
Packaging	First lien (2)(4)	L(M)	+	5.50%	10.34%	10/2021	10/2028	20,819	20,646	20,359
	First lien (4)	L(M)	+	5.50%	10.34%	10/2021	10/2028	8,382	8,322	8,197
	First lien (4)(5) - Drawn	L(M)	+	5.50%	10.34%	10/2021	10/2027	390	393	382
	First lien (4)	L(M)	+	5.50%	10.34%	10/2021	10/2028	83	73	81
	First lien (4)(5) - Drawn	L(M)	+	5.50%	10.34%	06/2022	10/2028	30	30	29
								29,704	29,464	29,048	2.65%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GraphPAD Software, LLC
Healthcare	First lien (2)(4)	L(S)	+	5.50%	10.71%	12/2021	04/2027	$17,982	$17,911	$17,469
	First lien (2)(4)	L(S)	+	5.50%	10.43%	04/2021	04/2027	10,316	10,279	10,022
	First lien (2)(4)	L(S)	+	5.50%	10.71%	10/2021	04/2027	1,586	1,580	1,541
								29,884	29,770	29,032	2.65%
Foreside Financial Group, LLC
Business Services	First lien (2)(4)	SOFR(Q)	+	5.50%	10.54%	05/2022	09/2027	27,244	27,007	26,971
	First lien (4)	SOFR(Q)	+	5.50%	10.54%	05/2022	09/2027	1,885	1,869	1,866
								29,129	28,876	28,837	2.64%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)	SOFR(Q)*	+	7.00%/PIK	11.90%	11/2021	11/2028	25,140	24,954	24,984
	First lien (4)	SOFR(Q)*	+	7.00%/PIK	11.90%	03/2022	11/2028	3,446	3,419	3,424
								28,586	28,373	28,408	2.60%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)	SOFR(Q)	+	5.50%	10.55%	11/2021	11/2027	23,999	23,793	23,421
	First lien (4)	SOFR(Q)	+	5.50%	10.55%	05/2021	11/2027	4,925	4,895	4,806
								28,924	28,688	28,227	2.58%
Icebox Holdco III, Inc.
Distribution & Logistics	Second lien (2)(4)	L(Q)	+	6.75%	11.91%	12/2021	12/2029	30,000	29,867	28,113	2.57%
OEC Holdco, LLC (12)
OEConnection LLC
Software	Second lien (2)(4)	SOFR(M)	+	7.00%	11.91%	12/2021	09/2027	19,234	19,077	18,846
	Second lien (2)(4)	SOFR(M)	+	7.00%	11.91%	09/2019	09/2027	7,677	7,627	7,521
								26,911	26,704	26,367	2.41%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.75%	10.65%	06/2022	06/2029	25,847	25,669	25,653	2.34%
Idera, Inc.
Software	Second lien (4)	L(Q)	+	6.75%	11.51%	03/2021	03/2029	26,250	26,295	25,460	2.33%
Businessolver.com, Inc.
Software	First lien (2)(4)	L(Q)	+	5.50%	10.66%	12/2021	12/2027	24,349	24,249	24,032
	First lien (4)(5) - Drawn	L(S)	+	5.50%	9.88%	12/2021	12/2027	565	562	557
								24,914	24,811	24,589	2.25%
Bullhorn, Inc.
Software	First lien (2)(4)	L(Q)	+	5.75%	10.91%	09/2019	09/2026	18,799	18,719	18,799
	First lien (4)	L(Q)	+	5.75%	10.91%	10/2021	09/2026	2,683	2,679	2,683
	First lien (2)(4)	L(Q)	+	5.75%	10.91%	10/2021	09/2026	1,201	1,199	1,201
	First lien (4)	L(Q)	+	5.75%	10.91%	09/2019	09/2026	870	866	870
	First lien (4)	L(Q)	+	5.75%	10.91%	09/2019	09/2026	390	388	390
	First lien (4)	L(Q)	+	5.75%	10.91%	09/2019	09/2026	311	309	311
								24,254	24,160	24,254	2.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MRI Software LLC
Software	First lien (2)(4)	L(Q)	+	5.50%	10.66%	01/2020	02/2026	$16,333	$16,290	$15,922
	First lien (2)(4)	L(Q)	+	5.50%	10.66%	03/2021	02/2026	4,632	4,625	4,515
	First lien (4)	L(Q)	+	5.50%	10.66%	03/2021	02/2026	2,929	2,923	2,855
	First lien (4)	L(Q)	+	5.50%	10.66%	01/2020	02/2026	472	471	460
								24,366	24,309	23,752	2.17%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second lien (2)(4)	L(M)	+	6.75%	11.59%	11/2021	12/2029	24,900	24,790	23,401	2.14%
Avalara, Inc.
Software	First lien (4)	SOFR(Q)	+	7.25%	12.15%	10/2022	10/2028	21,654	21,398	21,628	1.98%
Bluefin Holding, LLC
Software	Second lien (2)(4)	L(Q)	+	7.75%	12.70%	09/2019	09/2027	22,000	22,000	21,461	1.96%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (2)(4)	L(M)	+	5.75%	10.59%	03/2021	08/2025	8,352	8,327	8,075
	First lien (2)(4)	L(M)	+	6.25%	11.09%	08/2020	08/2025	7,355	7,307	7,150
	First lien (2)(4)	L(M)	+	5.75%	10.59%	03/2021	08/2025	4,657	4,644	4,503
	First lien (4)(5) - Drawn	L(M)	+	6.25%	11.08%	08/2020	08/2025	700	712	681
	First lien (4)	L(M)	+	6.25%	11.09%	08/2020	08/2025	615	611	595
	First lien (4)	L(M)	+	6.25%	11.09%	08/2020	08/2025	388	385	377
								22,067	21,986	21,381	1.95%
DOCS, MSO, LLC
Healthcare	First lien (2)(4)	SOFR(S)	+	5.75%	10.54%	06/2022	06/2028	21,089	21,089	20,903	1.91%
USRP Holdings, Inc.
Business Services	First lien (2)(4)	SOFR(Q)	+	5.50%	10.55%	07/2021	07/2027	13,089	12,986	12,706
	First lien (4)	SOFR(Q)	+	5.50%	10.55%	07/2021	07/2027	7,650	7,589	7,426
								20,739	20,575	20,132	1.84%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)	+	5.50%	10.55%	09/2021	09/2027	19,221	19,069	18,433
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.53%	09/2021	09/2027	976	972	936
								20,197	20,041	19,369	1.77%
KAMC Holdings, Inc
Business Services	Second lien (2)(4)	L(Q)	+	8.00%	12.88%	08/2019	08/2027	22,500	22,392	19,125	1.75%
Daxko Acquisition Corporation
Software	First lien (2)(4)	L(M)	+	5.50%	10.34%	10/2021	10/2028	17,704	17,556	17,270
	First lien (4)	L(M)	+	5.50%	10.34%	10/2021	10/2028	1,491	1,479	1,455
	First lien (4)(5) - Drawn	P(Q)	+	4.50%	12.50%	10/2021	10/2027	133	135	130
								19,328	19,170	18,855	1.72%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

TigerConnect, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)*	+	3.63% +3.63%/PIK	12.08%	02/2022	02/2028	$18,409	$18,253	$18,319
	First lien (2)(4)(5) - Drawn	SOFR(Q)*	+	3.63% +3.63%/PIK	12.08%	02/2022	02/2028	343	343	341
								18,752	18,596	18,660	1.71%
Foundational Education Group, Inc.
Education	Second lien (4)	SOFR(Q)	+	6.50%	11.66%	08/2021	08/2029	19,706	19,637	18,504	1.69%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (4)	SOFR(M)	+	6.75%	11.66%	05/2021	11/2027	18,882	18,882	17,794	1.63%
MED Parentco, LP
Healthcare	Second lien (2)	L(M)	+	8.25%	13.09%	08/2019	08/2027	22,000	21,893	17,050	1.56%
Granicus, Inc.
Software	First lien (2)(4)	L(M)*	+	5.50% +1.50%/PIK	11.84%	01/2021	01/2027	10,640	10,585	10,640
	First lien (4)	L(M)*	+	5.50% +1.50%/PIK	11.84%	01/2021	01/2027	2,979	2,964	2,979
	First lien (4)	L(M)	+	6.00%	10.84%	04/2021	01/2027	2,283	2,266	2,283
	First lien (4)(5) - Drawn	L(M)	+	6.50%	11.18%	01/2021	01/2027	634	633	634
								16,536	16,448	16,536	1.51%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (2)(4)	L(Q)	+	5.75%	10.56%	04/2021	04/2028	17,310	17,193	16,481	1.51%
Relativity ODA LLC
Software	First lien (4)	L(M)*	+	7.50%/PIK	12.35%	05/2021	05/2027	16,657	16,524	16,465	1.50%
DCA Investment Holding, LLC
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.41%	11.30%	03/2021	04/2028	9,494	9,440	9,316
	First lien (4)	SOFR(Q)	+	6.41%	11.30%	02/2022	04/2028	4,984	4,964	4,891
	First lien (4)	SOFR(Q)	+	6.41%	11.21%	03/2021	04/2028	1,587	1,578	1,558
	First lien (4)(5) - Drawn	SOFR(S)	+	6.50%	11.29%	12/2022	04/2028	503	495	498
								16,568	16,477	16,263	1.49%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)	SOFR(Q)	+	5.50%	10.55%	02/2022	02/2028	13,722	13,665	13,594
	First lien (4)	SOFR(Q)	+	5.50%	10.55%	02/2022	02/2028	2,474	2,471	2,450
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.55%	02/2022	02/2028	186	179	184
								16,382	16,315	16,228	1.48%
EAB Global, Inc.
Education	Second lien (4)	L(M)	+	6.50%	11.28%	08/2021	08/2029	16,548	16,339	16,127	1.47%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(4)	SOFR(M)	+	5.25%	9.91%	12/2021	12/2028	10,114	10,027	9,878
	First lien (4)(5) - Drawn	SOFR(M)	+	5.25%	9.95%	12/2021	12/2028	3,124	3,098	3,053
								13,238	13,125	12,931	1.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(4)	L(M)*	+	4.50% +1.25%/PIK	10.59%	08/2021	08/2028	$10,744	$10,657	$10,331
	First lien (4)(5) - Drawn	L(M)*	+	4.50% +1.25%/PIK	10.59%	08/2021	08/2028	1,634	1,622	1,572
								12,378	12,279	11,903	1.09%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	6.00%	10.75%	03/2021	03/2028	11,101	10,975	11,101
	First lien (4)(5) - Drawn	L(Q)	+	6.00%	10.95%	03/2021	03/2028	751	743	751
								11,852	11,718	11,852	1.08%
VT Topco, Inc.
Business Services	Second lien (4)	L(M)	+	6.75%	11.59%	07/2021	07/2026	7,837	7,816	7,539
	Second lien (2)(4)	L(M)	+	6.75%	11.59%	08/2020	07/2026	4,475	4,244	4,305
								12,312	12,060	11,844	1.08%
Syndigo LLC
Software	Second lien (4)	L(S)	+	8.00%	13.21%	12/2020	12/2028	12,500	12,425	11,714	1.07%
Specialtycare, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	5.75%	10.50%	06/2021	06/2028	11,698	11,587	11,200
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.58%	06/2021	06/2028	84	92	81
								11,782	11,679	11,281	1.03%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	L(M)	+	6.75%	11.59%	03/2021	03/2029	12,187	12,163	10,790	0.99%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(4)	L(M)	+	5.50%	10.34%	08/2021	08/2026	10,524	10,450	10,524	0.96%
Maverick Bidco Inc.
Software	Second lien (4)	L(Q)	+	6.75%	11.58%	04/2021	05/2029	10,200	10,176	9,802	0.90%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (4)	L(M)	+	7.25%	12.09%	07/2021	08/2026	10,000	9,982	9,537	0.87%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(4)	L(S)	+	6.00%	11.10%	03/2020	02/2026	8,040	8,019	8,040
	First lien (2)(4)	L(M)	+	8.00%	12.84%	10/2020	08/2026	1,447	1,438	1,447
								9,487	9,457	9,487	0.87%
New Trojan Parent, Inc.
Healthcare	Second lien (4)	L(M)	+	7.25%	12.09%	01/2021	01/2029	13,238	13,185	9,360	0.86%
KPSKY Acquisition Inc.
Business Services	First lien (2)(4)	SOFR(M)	+	5.50%	10.41%	10/2021	10/2028	8,568	8,496	8,172
	First lien (4)	L(Q)	+	5.50%	10.48%	10/2021	10/2028	987	978	941
								9,555	9,474	9,113	0.83%
Huskies Parent, Inc.
Software	First lien (2)(4)	L(Q)	+	5.50%	10.49%	12/2021	11/2028	8,440	8,386	8,440
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	10.66%	12/2021	11/2027	511	508	511
								8,951	8,894	8,951	0.82%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(4)	L(S)	+	5.25%	10.18%	06/2021	06/2027	$7,449	$7,392	$7,389
	First lien (4)(5) - Drawn	L(S)	+	5.25%	10.34%	06/2021	06/2027	1,399	1,388	1,387
								8,848	8,780	8,776	0.80%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(4)	SOFR(M)	+	4.75%	9.66%	01/2022	12/2026	5,083	5,044	4,899
	First lien (4)(5) - Drawn	SOFR(M)	+	4.75%	9.66%	01/2022	12/2026	2,316	2,298	2,233
	First lien (4)	SOFR(M)	+	4.75%	9.66%	01/2022	12/2026	1,538	1,524	1,482
								8,937	8,866	8,614	0.79%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)	SOFR(Q)	+	6.53%	11.52%	03/2022	04/2029	8,364	8,308	8,364
	First lien (4)(5) - Drawn	SOFR(M)	+	6.75%	11.56%	03/2022	04/2028	60	60	60
								8,424	8,368	8,424	0.77%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	13.65%	07/2021	07/2027	8,338	8,268	7,380
	First lien (4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.56%	07/2021	07/2026	921	915	815
								9,259	9,183	8,195	0.75%
Smile Doctors LLC
Healthcare	First lien (4)	SOFR(Q)	+	5.75%	10.75%	02/2022	12/2028	7,390	7,358	7,341
	First lien (4)	SOFR(Q)	+	5.75%	10.71%	02/2022	12/2028	533	527	529
								7,923	7,885	7,870	0.72%
Mamba Purchaser, Inc.
Healthcare	Second lien	L(M)	+	6.50%	11.34%	09/2021	10/2029	8,709	8,660	7,838	0.72%
Ministry Brands Holdings, LLC
Software	First lien (2)(4)	SOFR(Q)	+	5.50%	10.55%	12/2021	12/2028	6,992	6,962	6,898
	First lien (4)(5) - Drawn	L(M)	+	5.50%	10.21%	12/2021	12/2028	285	283	282
	First lien (4)(5) - Drawn	L(M)	+	5.50%	11.06%	12/2021	12/2027	169	169	167
								7,446	7,414	7,347	0.67%
PDQ.com Corporation
Software	First lien (2)(4)	SOFR(Q)	+	4.85%	9.75%	12/2021	08/2027	5,643	5,620	5,520
	First lien (4)(5) - Drawn	SOFR(Q)	+	4.85%	9.61%	12/2021	08/2027	1,595	1,590	1,560
								7,238	7,210	7,080	0.65%
Safety Borrower Holdings LLC
Software	First lien (2)(4)	L(S)	+	5.25%	10.41%	09/2021	09/2027	5,687	5,665	5,622
	First lien (4)	L(S)	+	5.25%	10.41%	09/2021	09/2027	1,270	1,265	1,256
	First lien (4)(5) - Drawn	P(Q)	+	4.25%	12.25%	09/2021	09/2027	128	128	126
								7,085	7,058	7,004	0.64%
Community Brands ParentCo, LLC
Software	First lien (4)	SOFR(M)	+	5.75%	10.66%	02/2022	02/2028	7,145	7,084	7,003	0.64%
USIC Holdings, Inc.
Business Services	Second lien	L(M)	+	6.50%	11.34%	05/2021	05/2029	7,000	6,971	6,475	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(4)	L(Q)	+	3.50%	8.46%	09/2019	08/2024	$7,235	$6,810	$4,795
	First lien (4)	L(Q)	+	3.50%	8.46%	09/2022	08/2024	2,481	1,671	1,644
								9,716	8,481	6,439	0.59%
Calabrio, Inc.
Software	First lien (4)	L(Q)	+	7.00%	12.16%	04/2021	04/2027	5,979	5,948	5,758
	First lien (4)(5) - Drawn	L(Q)	+	7.00%	11.95%	04/2021	04/2027	411	410	396
								6,390	6,358	6,154	0.56%
RealPage, Inc.
Software	Second lien	L(M)	+	6.50%	11.34%	02/2021	04/2029	6,388	6,349	6,049	0.55%
Therapy Brands Holdings LLC
Software	Second lien (2)(4)	L(M)	+	6.75%	11.53%	05/2021	05/2029	6,000	5,967	5,753	0.53%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(S)	+	6.00%	10.62%	05/2022	05/2029	5,264	5,216	5,159
	First lien (4)(5) - Drawn	SOFR(S)	+	6.00%	10.78%	05/2022	05/2028	246	244	241
								5,510	5,460	5,400	0.49%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)	L(M)	+	7.25%	11.96%	05/2021	05/2027	4,670	4,635	4,581
	First lien (4)(5) - Drawn	L(M)	+	7.25%	11.93%	05/2021	05/2027	156	156	153
								4,826	4,791	4,734	0.43%
Vectra Co.
Business Products	Second lien (4)	L(M)	+	7.25%	12.09%	06/2020	03/2026	6,248	6,007	4,428	0.40%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Drawn	SOFR(Q)	+	5.00%	9.96%	10/2021	10/2025	4,009	3,983	3,892	0.36%
Cloudera, Inc.
Software	Second lien	L(M)	+	6.00%	10.91%	08/2021	10/2029	4,006	3,998	3,565	0.33%
AG Parent Holdings, LLC
Healthcare	First lien (2)	L(M)	+	5.00%	9.84%	07/2019	07/2026	3,267	3,258	3,173	0.29%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	SOFR(M)	+	6.25%	11.06%	02/2021	02/2029	3,000	2,994	2,769	0.25%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (2)(4)	L(A)	+	8.25%	10.95%	08/2019	09/2024	2,134	2,127	2,134	0.20%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(4)	L(M)	+	5.25%	9.95%	12/2021	02/2026	1,851	1,845	1,851	0.17%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	1,000	816	787	0.07%
Total Funded Debt Investments - United States								$1,937,451	$1,923,425	$1,879,285	171.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(4)	SOFR(Q)	+	5.00%	9.55%	06/2022	06/2029	$19,553	$19,376	$19,143
	First lien (2)(4)	SOFR(Q)	+	5.00%	9.55%	09/2022	06/2029	3,496	3,463	3,422
								23,049	22,839	22,565	2.06%
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(4)	L(M)	+	8.25%	13.09%	10/2019	10/2027	$22,500	$22,389	$22,500	2.06%
Total Funded Debt Investments - United Kingdom								$45,549	$45,228	$45,065	4.12%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(4)	L(M)	+	6.00%	10.71%	10/2021	09/2028	$32,801	$32,529	$32,634	2.98%
Total Funded Debt Investments - Netherlands								$32,801	$32,529	$32,634	2.98%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(4)	L(M)	+	8.00%	12.84%	09/2019	05/2027	$12,000	$12,000	$11,536	1.05%
Total Funded Debt Investments - Canada								$12,000	$12,000	$11,536	1.05%
Total Funded Debt Investments								$2,027,801	$2,013,182	$1,968,520	179.90%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	—		—	—	09/2021	—	30,082	$34,856	$35,346	3.22%
OEC Holdco, LLC (12)
Software	Preferred shares (3)(4)	—		—	—	12/2021	—	17,786	19,715	18,552	1.69%
ACI Parent Inc. (11)
Healthcare	Preferred shares (4)	—		—	—	08/2021	—	12,500	15,032	14,081	1.29%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	—		—	—	06/2022	—	9,061	9,510	9,503	0.87%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	—		—	—	04/2021	—	5,000	6,156	5,856	0.54%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	—		—	—	04/2021	—	5,000	6,065	5,652	0.52%
Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)	—		—	—	05/2021	—	1,167	1,417	1,314	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States								$92,751	$90,304	8.25%
Total Shares								$92,751	$90,304	8.25%
Total Funded Investments								$2,105,933	$2,058,824	188.15%
Unfunded Debt Investments - United States
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	—	—	03/2020	02/2025	$592	$(1)	$—	—%
Associations, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2027	1,772	(6)	—	—%
Bullhorn, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	09/2019	09/2026	964	(4)	—	—%
NMC Crimson Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	03/2021	12/2023	1,959	—	—	—%
Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	01/2021	01/2027	573	(4)	—	—%
Huskies Parent, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	751	—	—
	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2027	213	(2)	—
							964	(2)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2024	1,124	(7)	—
	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2028	389	(3)	—
							1,513	(10)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	08/2021	10/2027	2,480	(6)	—	—%
Avalara, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(25)	(3)	(0.00)%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2021	05/2027	156	(2)	(3)	(0.00)%
Safety Borrower Holdings LLC
Software	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	(4)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	127	—	(1)
	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	481	(5)	(5)
							608	(5)	(6)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Recorded Future, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	08/2019	07/2025	$1,630	$(6)	$(8)	(0.00)%
Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	309	(2)	(11)	(0.00)%
DCA Investment Holding, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2022	12/2023	1,403	—	(13)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	3,095	(23)	(13)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(4)(5) - Undrawn	—	—	—	08/2022	08/2024	6,765	—	—
	First lien (4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,523	(20)	(14)
							9,288	(20)	(14)	(0.00)%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(9)	(14)	(0.00)%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2027	727	(5)	(6)
	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2023	1,145	—	(9)
							1,872	(5)	(15)	(0.00)%
Galway Borrower LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	340	—	(2)
	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,838	(18)	(13)
							2,178	(18)	(15)	(0.00)%
Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	—	—	05/2021	05/2027	1,439	(12)	(17)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	775	(8)	(18)	(0.00)%
TigerConnect, Inc.
Healthcare	First lien (2)(4)(5) - Undrawn	—	—	—	02/2022	02/2023	1,037	—	(5)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(21)	(13)
							3,667	(21)	(18)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	02/2020	05/2026	2,362	(8)	(21)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	$1,578	$—	$(12)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,578	(11)	(12)
							3,156	(11)	(24)	(0.00)%
Ocala Bidco, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	05/2024	3,196	—	(24)	(0.00)%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(31)	(25)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	425	(3)	(8)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	849	—	(17)
							1,274	(3)	(25)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(25)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	3,103	(23)	(31)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	384	(4)	(7)
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	1,260	—	(25)
							1,644	(4)	(32)	(0.00)%
Ministry Brands Holdings, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	508	(3)	(7)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	1,975	—	(26)
							2,483	(3)	(33)	(0.00)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(19)	(8)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	7,281	—	(25)
							9,708	(19)	(33)	(0.00)%
OA Buyer, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(49)	(38)	(0.00)%
CFS Management, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	764	(5)	(40)	(0.00)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(36)	(42)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	08/2020	08/2025	$1,634	$(20)	$(46)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	708	—	(17)
	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,198	(12)	(29)
							1,906	(12)	(46)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2024	1,998	(35)	(48)	(0.01)%
Specialtycare, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2026	280	(3)	(12)
	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2023	930	(9)	(40)
							1,210	(12)	(52)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(15)	(18)
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	4,073	—	(41)
							5,863	(15)	(59)	(0.01)%
OB Hospitalist Group, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,548	(15)	(63)	(0.01)%
MRI Software LLC
Software	First lien (4)(5) - Undrawn	—	—	—	01/2020	02/2026	1,170	(3)	(29)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	08/2023	1,402	—	(35)
							2,572	(3)	(64)	(0.01)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,057	(8)	(25)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	06/2023	2,142	—	(50)
							3,199	(8)	(75)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(5)	(11)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	7,035	—	(66)
							8,249	(5)	(77)	(0.01)%
Businessolver.com, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	6,054	—	(79)	(0.01)%
DOCS, MSO, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,976	—	(17)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	7,412	—	(65)
							9,388	—	(82)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

USRP Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2027	$432	$(3)	$(13)
	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2023	2,710	—	(79)
							3,142	(3)	(92)	(0.01)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(13)	(108)	(0.01)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,144	(8)	(44)
	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2023	2,366	—	(91)
							3,510	(8)	(135)	(0.01)%
Allworth Financial Group, L.P.
Financial Services	First lien (4)(5) - Undrawn	—	—	—	01/2022	12/2026	1,573	(12)	(57)
	First lien (4)(5) - Undrawn	—	—	—	01/2022	01/2024	2,789	—	(101)
							4,362	(12)	(158)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,537	(25)	(56)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	4,971	—	(110)
							7,508	(25)	(166)	(0.02)%
CCBlue Bidco, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	5,826	—	(171)	(0.02)%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	6,474	—	(188)	(0.02)%
Diamondback Acquisition, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	7,203	—	(190)	(0.02)%
Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2023	2,409	—	(108)
	First lien (4)(5) - Undrawn	—	—	—	11/2021	05/2027	2,891	(22)	(130)
							5,300	(22)	(238)	(0.03)%
PDQ.com Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	08/2023	12,686	—	(275)	(0.03)%
GraphPAD Software, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	1,500	(5)	(18)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	9,932	(38)	(283)
							11,432	(43)	(301)	(0.03)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DECA Dental Holdings LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	$153	$(2)	$(8)
	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2023	6,874	—	(373)
							7,027	(2)	(381)	(0.03)%
Total Unfunded Debt Investments - United States							$204,030	$(639)	$(3,659)	(0.33)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	$2,460	$(19)	$(13)	(0.00)%
Total Unfunded Debt Investments - Netherlands							$2,460	$(19)	$(13)	(0.00)%
Total Unfunded Debt Investments							$206,490	$(658)	$(3,672)	(0.33)%
Total Non-Controlled/Non-Affiliated Investments								$2,105,275	$2,055,152	187.82%
Total Investments								$2,105,275	$2,055,152	187.82%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2023.
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
March 31, 2023
(in thousands, except shares)
(unaudited)

*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2023, 4.25% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(unaudited)

March 31, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	77.21%
Second lien	16.90%
Subordinated	1.50%
Equity and other	4.39%
Total investments	100.00%

March 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	37.79%
Business Services	21.53%
Healthcare	19.20%
Consumer Services	5.99%
Distribution & Logistics	3.90%
Financial Services	3.72%
Consumer Products	2.10%
Education	1.69%
Information Technology	1.59%
Packaging	1.41%
Specialty Chemicals & Materials	0.86%
Business Products	0.22%
Total investments	100.00%

March 31, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.34%
Fixed rates	4.66%
Total investments	100.00%
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
Coyote Buyer, LLC
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
March 31, 2023
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement, as amended and restated on July 22, 2021 (the "Third A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1,149,065. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The "Investment Period" began on July 15, 2019 and will continue until July 15, 2023, the four-year anniversary of such date. The term of the Company is until July 15, 2025, six years from July 15, 2019, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one-year extension as determined by the Company's board of directors.
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
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. As of March 31, 2023, the Company's top five industry concentrations were software, business services, healthcare, consumer services and distribution & logistics.

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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company's board of directors is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2023 and March 31, 2022, the Company recognized PIK interest from investments of $2,631 and $1,583, respectively, and PIK dividends from investments of $2,336 and $1,814, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2023 and December 31, 2022, no investments were on non-accrual status.

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
For the three months ended March 31, 2023 and March 31, 2022, the Company recognized a total income tax provision of approximately $68 and $123, respectively, for the Company's consolidated subsidiary. For the three months ended March 31, 2023 and March 31, 2022, the Company recorded current income tax expense of approximately $16 and $123, respectively, and deferred income tax provision of approximately $52 and $0, respectively, for the Company's consolidated subsidiary.
As of March 31, 2023 and December 31, 2022, the Company had $386 and $333, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2022. The 2019 through 2022 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.

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
Note 3. Investments
At March 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,606,808	$1,586,690
Second lien	374,125	347,362
Subordinated	31,591	30,796
Equity and other	92,751	90,304
Total investments	$2,105,275	$2,055,152

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$787,886	$776,643
Business Services	452,219	442,410
Healthcare	412,907	394,680
Consumer Services	124,135	123,277
Distribution & Logistics	83,407	80,173
Financial Services	76,993	76,560
Consumer Products	45,160	43,190
Education	35,976	34,631
Information Technology	32,510	32,621
Packaging	29,439	28,882
Specialty Chemicals & Materials	18,636	17,657
Business Products	6,007	4,428
Total investments	$2,105,275	$2,055,152
At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,609,747	$1,586,875
Second lien	376,051	347,952
Subordinated	31,265	30,622
Equity and other	90,143	88,490
Total investments	$2,107,206	$2,053,939
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$787,131	$775,032
Business Services	434,189	423,595
Healthcare	415,568	397,762
Consumer Services	118,853	116,931
Financial Services	100,638	98,801
Distribution & Logistics	83,210	80,165
Consumer Products	45,138	44,607
Education	35,968	34,249
Information Technology	32,501	32,233
Packaging	29,392	28,793
Specialty Chemicals & Materials	18,628	17,715
Business Products	5,990	4,056
Total investments	$2,107,206	$2,053,939
As of March 31, 2023, the Company had unfunded commitments on revolving credit facilities of $80,940 and no unfunded commitments on bridge facilities. As of March 31, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $125,550. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2023.

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,586,690	$—	$3,173	$1,583,517
Second lien	347,362	—	54,536	292,826
Subordinated	30,796	—	787	30,009
Equity and other	90,304	—	—	90,304
Total investments	$2,055,152	$—	$58,496	$1,996,656
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,586,875	$—	$7,061	$1,579,814
Second lien	347,952	—	48,183	299,769
Subordinated	30,622	—	764	29,858
Equity and other	88,490	—	—	88,490
Total investments	$2,053,939	$—	$56,008	$1,997,931
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$1,997,931	$1,579,814	$299,769	$29,858	$88,490
Total gains or losses included in earnings:
Net realized losses on investments	(339)	(339)	—	—	—
Net change in unrealized appreciation (depreciation) of investments	3,171	3,374	752	(160)	(795)
Purchases, including capitalized PIK and revolver fundings	41,915	38,995	—	311	2,609
Proceeds from sales and paydowns of investments	(38,327)	(38,327)	—	—	—
Transfers out of Level III(1)	(7,695)	—	(7,695)	—	—
Fair Value, March 31, 2023	$1,996,656	$1,583,517	$292,826	$30,009	$90,304
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,151	$2,354	$752	$(160)	$(795)

(1)As of March 31, 2023, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2023 and March 31, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2023 were as follows:

				Range
Type	Fair Value as of March 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,583,517	Market & income approach	EBITDA multiple	9.0x	65.0x	19.8x
			Revenue multiple	4.5x	18.0x	10.1x
			Discount rate	8.1%	31.6%	10.5%
Second lien	292,826	Market & income approach	EBITDA multiple	10.0x	22.0x	16.2x
			Discount rate	10.7%	20.6%	12.5%
Subordinated	30,009	Market & income approach	EBITDA multiple	15.0x	24.5x	20.2x
			Discount rate	13.1%	15.2%	14.0%
Equity and other	90,304	Market & income approach	EBITDA multiple	10.5x	26.5x	14.8x
			Revenue multiple	4.5x	18.0x	6.6x
			Discount rate	9.3%	16.5%	12.7%
	$1,996,656

(1)Unobservable inputs were weighted by the relative fair value of the investments.

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
The Wells Credit Facility (as defined below) and the Unsecured Notes (as defined below) are considered Level III investments. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s borrowings as of March 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$682,600	$678,494	$685,600	$680,211
Unsecured Notes	275,000	252,159	275,000	248,141
Total Borrowings	$957,600	$930,653	$960,600	$928,352
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and health conditions, may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
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
The Company's board of directors initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between the Company and the Investment Adviser on June 18, 2019. Following approval from the Company's initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by the Company's board of directors, including a majority of the directors who are not considered "interested persons" of the Company, as the term is used under Section 2(a)(19) of the 1940 Act. Before the Prior Investment Management Agreement’s expiration, the Company inadvertently failed to present the Prior Investment Management Agreement for renewal to its board of directors as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Company's board of directors or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated effective as of July 15, 2021.
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
On March 21, 2022, the Company filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, reflecting the unitholders' approval of the Investment Management Agreement. As a result of this approval, the Investment Management Agreement became effective on April 11, 2022. The Investment Management Agreement will have a term of two years beginning April 11, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Although the initial two year term of the Investment Management Agreement would not have expired until April 11, 2024, the Company's board of directors most recently re-approved the Investment Management Agreement on January 24, 2023, at an in-person meeting, for a period of 12 months commencing on March 1, 2023.
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's members' capital at the end of the immediate preceding quarter, is compared to a "hurdle rate" of return of 1.75% per quarter (7.0% annualized).
The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 2.059% (8.235% annualized). The Company refers to this portion of the Company's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.059%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 15.0% of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.059% in any calendar quarter; and
•15.0% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 2.059% (8.235% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
For the three months ended March 31, 2023 and March 31, 2022, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
Incentive Fee on Capital Gains
The second component of the incentive fee is the capital gains incentive fee. The Company will pay the Investment Adviser an incentive fee with respect to the Company's cumulative realized capital gains computed net of all realized capital losses and unrealized capital depreciation since inception ("Cumulative Net Realized Gains") based on the waterfall below:
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
Upon termination of the Company, the Investment Adviser will be required to return incentive fees to the Company to the extent that: (i) the Investment Adviser has received cumulative incentive fees in excess of 15.0% of the sum of (A) the Company's cumulative distributions other than return of capital contributions and (B) the cumulative incentive fees paid to the Investment Adviser; or (ii) the unitholders have not received a 7.0% cumulative internal rate of return; provided that in no event will such restoration be more than the incentive fees received by the Investment Adviser.
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
Expense Limitation

Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the Third A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Third A&R LLC Agreement) (which are subject to Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Third A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended March 31, 2023 and March 31, 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
Management fee	$3,299	$3,303
Less: management fee waiver	—	(265)
Net management fee	3,299	3,038
Incentive fee, excluding accrued incentive fees on capital gains	$5,817	$3,535
For the three months ended March 31, 2023 and March 31, 2022, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2023 and March 31, 2022, approximately $180 and $258, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2023 and December 31, 2022, approximately $180 and $201, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not interested persons, as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order (as defined below) on May 24, 2022, as amended on June 22, 2022. On August 30, 2022, New Mountain Finance Corporation and certain of its affiliates, including the Company, received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.

Note 6. Borrowings
BMO Subscription Line —On July 30, 2019, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on March 9, 2022, the "Loan Authorization Agreement"), which allowed the Company to borrow on a revolving credit basis an aggregate principal amount which could not exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments of the Company (the "BMO Subscription Line"). On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
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
For the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line), interest expense and amortization of financing costs incurred on the BMO Subscription Line were $653 and $7, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line) were 3.0% and 3.1%, respectively.
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, the "Loan and Security Agreement") as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $800,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$11,693	$3,339
Non-usage fee	131	38
Amortization of financing costs	351	299
Weighted average interest rate	6.7%	2.3%
Effective interest rate	7.1%	2.6%
Average debt outstanding	$693,883	$575,044
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $682,600 and $685,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$2,556	$1,810
Amortization of financing costs	205	146
Weighted average interest rate	3.7%	3.6%
Effective interest rate	4.0%	3.9%
Average debt outstanding	$275,000	$199,444
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $275,000 and $275,000, respectively, and the Company was in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
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
Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2023, the Company had unfunded commitments on revolving credit facilities of $80,940, no outstanding bridge financing commitments, and other future funding commitments of $125,550. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $81,811, no outstanding bridge financing commitments and other future funding commitments of $152,699. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Wells Credit Facility as of March 31, 2023 and December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2023 and December 31, 2022, the Company had no commitment letters to purchase investments which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2022. There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023 as the Capital Commitment has been fully drawn as of March 31, 2022.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 10, 2022	March 24, 2022	22,981,305	$229,812

The following table reflects the distributions declared on the Company's common units for the three months ended March 31, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 30, 2023	March 31, 2023	April 20, 2023	$0.285
The following table reflects the distributions declared on the Company's common units for the three months ended March 31, 2022.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 29, 2022	March 30, 2022	April 20, 2022	$0.181
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$35,565	$19,262
Denominator for basic & diluted weighted average unit:	114,906,527	93,968,005
Basic & diluted earnings per unit:	$0.31	$0.20

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
Per unit data(1):
Members' capital, December 31, 2022 and December 31, 2021, respectively	$9.50	$9.95
Net investment income	0.29	0.21
Net realized and unrealized gains (losses)(2)	0.02	(0.04)
Total net increase	0.31	0.17
Distributions declared to unitholders from net investment income	(0.29)	(0.18)
Members' capital, March 31, 2023 and March 31, 2022, respectively	$9.52	9.94
Total return based on members' capital(3)	3.26%	1.77%
Units outstanding at end of period	114,906,527	114,906,527
Average weighted units outstanding for the period	114,906,527	93,968,005
Average members' capital for the period	$1,091,456	$934,686
Ratio to average members' capital:
Net investment income(4)	12.25%	8.69%
Total expenses, before waivers/reimbursements(4)	9.47%	6.25%
Total expenses, net of waivers/reimbursements(4)	9.47%	6.13%

Average debt outstanding—Unsecured Notes	$275,000	$199,444
Average debt outstanding—BMO Subscription Line(5)	$—	$94,578
Average debt outstanding—Wells Credit Facility	$693,883	$575,044
Asset coverage ratio	214.27%	263.86%
Portfolio turnover	1.23%	0.39%

Capital Commitments	$1,149,065	$1,149,065
Funded Capital Commitments	$1,149,065	$1,149,065
% of Capital Commitments funded	100.00%	100.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions, which for the three months ended March 31, 2023 and March 31, 2022 were $0.00 and $(0.03), respectively.
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
(5)For the three months ended March 31, 2022, average debt outstanding represents the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2023, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments, as of December 31, 2022, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities, and members’ capital as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.

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
May 12, 2023

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
•the general economy, including interest and inflation rates;
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
•our future operating results, our business prospects, and the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
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
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. As of March 31, 2023, our top five industry concentrations were software, business services, healthcare, consumer services and distribution & logistics.
As of March 31, 2023, our members' capital was approximately $1,094.2 million and our portfolio had a fair value of approximately $2,055.2 million in 98 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2023.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2023 and March 31, 2022, we recognized PIK interest from investments of approximately $2.6 million and $1.6 million, respectively, and PIK dividends from investments of approximately $2.3 million and $1.8 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2023 and December 31, 2022, no investments were on non-accrual status.
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

Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below).
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2023:

(in millions)	As of March 31, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	91.1	4.3%	77.8	3.8%
Green	2,014.2	95.7%	1,977.4	96.2%
	$2,105.3	100.0%	$2,055.2	100.0%
As of March 31, 2023, all investments in our portfolio had a Green Risk Rating, with the exception of six portfolio companies that had a Yellow Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,055.2 million in 98 portfolio companies at March 31, 2023 and approximately $2,053.9 million in 99 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
New investments in 17 and 24 portfolio companies, respectively	$25.3	$127.9
Debt repayments in existing portfolio companies	(4.3)	(6.8)
Sales of securities in 3 and 0 portfolio companies, respectively	(30.7)	—
Change in unrealized appreciation on 53 and 17 portfolio companies, respectively	11.1	1.9
Change in unrealized depreciation on 45 and 75 portfolio companies, respectively	(8.0)	(2.7)
Recent Accounting Standards Updates
See Part 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022
Revenue

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Total interest income	$55,468	$30,004
Dividend income	2,336	1,814
Fee income	651	2,348
Total investment income	$58,455	$34,166
Our total investment income increased by approximately $24.3 million, or 71%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, total investment income of approximately $58.5 million consisted of approximately $52.1 million in cash interest from investments, approximately $2.6 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.8 million, approximately $2.3 million in PIK dividends from investments and approximately $0.7 million in fee income.
The increase in interest income of approximately $25.5 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to higher LIBOR and SOFR rates on larger invested balances, driven by higher drawn balances on our revolving credit facility and the issuance of our Unsecured Notes (as defined below). Our increase in dividend income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to 1 new investment in preferred securities. Fee income during the three months ended March 31, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to amendment and upfront fees received from 3 different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Management fee	$3,299	$3,303
Less: management fee waiver	—	(265)
Net management fee	3,299	3,038
Interest and other financing expenses	14,946	6,302
Incentive fee	5,817	3,535
Administrative expenses	685	711
Professional fees	558	383
Other general and administrative expenses	166	40
Net expenses before income taxes	25,471	14,009
Income tax expense	16	123
Net expenses after income taxes	$25,487	$14,132
Our total net operating expenses increased by $11.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Our management fee increased by approximately $0.3 million, net of a management fee waiver, and our incentive fee increased by approximately $2.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances.
Interest and other financing expenses increased by approximately $8.6 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to higher SOFR rates and higher drawn balances on our revolving credit facility and our issuance of the Unsecured Notes (as defined below) in March 2022.
Our administrative expenses, professional fees and other general and administrative expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 remained relatively flat.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net realized losses on investments	$(495)	$—
Net change in appreciation (depreciation) of investments	3,144	(772)
Provision for taxes	(52)	—
Net realized and unrealized (losses) gains	$2,597	$(772)
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $2.6 million for the three months ended March 31, 2023 as compared to net unrealized depreciation resulting in a net loss of approximately $0.8 million for the three months ended March 31, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended March 31, 2023 was primarily driven by the overall increase in market prices of our investments during the period, as well as realized losses on 3 positions. The provision for income taxes was attributable to an equity investment that is held as of March 31, 2023 in one of our wholly-owned subsidiaries. The net loss for the three months ended March 31, 2022 was primarily driven by amortization on the portfolio and a slight overall decrease in market prices of our investments during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2023, our asset coverage ratio was 214.3%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On March 31, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2023	December 31, 2022
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $30.1 million and $28.3 million, respectively. Our cash provided by (used in) operating activities for the three months ended March 31, 2023 and March 31, 2022, were approximately $33.8 million and $(170.2) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $206.5 million and $234.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2023 and December 31, 2022, we had no commitment letters to purchase investments, which could require funding in the future. As of March 31, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
BMO Subscription Line—On July 30, 2019, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on March 9, 2022, the "Loan Authorization Agreement"), which allowed us to borrow on a revolving credit basis an aggregate principal amount which could not exceed the lower of $250.0 million or 80.0% of the remaining unfunded Capital Commitments (the "BMO Subscription Line"). On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
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

See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three months ended March 31, 2023 and March 31, 2022.
Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement (as amended, from time to time, the "Loan and Security Agreement") as the borrower, us as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian, which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $800.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
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
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $682.6 million and $685.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three months ended March 31, 2023 and March 31, 2022.
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
As of March 31, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $275.0 million and $275.0 million, respectively, and we were in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three months ended March 31, 2023.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$275.0	$—	$275.0	$—	$—
Wells Credit Facility (2)	682.6	—	682.6	—	—
Total Contractual Obligations	$957.6	$—	$957.6	$—	$—

(1)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased, $100.0 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
(2)Under the terms of the $800.0 million Wells Credit Facility, all outstanding borrowings under that facility ($682.6 million as of March 31, 2023) must be repaid on or before July 15, 2025. As of March 31, 2023, there was approximately $117.4 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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

Distributions and Dividends
Distributions declared to unitholders for the three months ended March 31, 2023 and March 31, 2022 totaled approximately $32.7 million and $20.8 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or 1042 after the end of the calendar year. For the years ended December 31, 2022 and December 31, 2021, total distributions declared were $102.3 million and $44.3 million, respectively, of which the distributions were comprised of approximately 100.00% and 98.59%, respectively, of ordinary income, 0.00% and 1.41%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2023, approximately $0.2 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2023, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57 (o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as LIBOR and SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of March 31, 2023, approximately 95.3% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 4.7% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2023. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2023, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.80)%
Base Interest Rate	—%
+100 Basis Points	7.19%
+200 Basis Points	14.38%
+300 Basis Points	21.57%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2023. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K other than those set forth below.
Covenant-lite loans may offer us fewer protections than traditional investments.
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer restrictions on the borrower's operations and use of proceeds than do debt instruments that contain traditional financial and operating covenants. In particular, borrowers under such covenant-lite loans often have greater flexibility in how they use proceeds of such borrowings, as well as how they operate their business and manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.
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
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Quarterly Report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on July 23, 2021.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2023.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer