Form 10-Q
period 2023-06-30
New Mountain Guardian III BDC, L.L.C.
filed 2023-08-11
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 11, 2023 was 114,906,527. As of June 30, 2023, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,122,329 and $2,107,206 respectively)	$2,077,302	$2,053,939
Cash and cash equivalents	31,082	28,266
Interest and dividend receivable	12,258	12,684
Other assets	362	312
Total assets	$2,121,004	$2,095,201
Liabilities
Borrowings
Wells Credit Facility	$697,600	$685,600
Unsecured Notes	275,000	275,000
Deferred financing costs (net of accumulated amortization of $4,694 and $3,577 respectively)	(4,125)	(5,241)
Net borrowings	968,475	955,359
Distribution payable	34,472	28,956
Interest payable	9,072	8,472
Incentive fee payable	5,773	5,501
Management fee payable	3,299	3,301
Payable to affiliate	519	313
Deferred tax liability	480	333
Other liabilities	1,529	1,541
Total liabilities	1,023,619	1,003,776
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 114,906,527 units issued and outstanding, respectively	1,145,376	1,145,376
Accumulated overdistributed earnings	(47,991)	(53,951)
Total members' capital	$1,097,385	$1,091,425
Total liabilities and members' capital	$2,121,004	$2,095,201
Members' capital per unit	$9.55	$9.50
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$55,412	$32,594	$108,249	$61,015
PIK interest income	2,760	1,771	5,391	3,354
Dividend income	2,388	1,872	4,724	3,686
Fee income	728	3,251	1,379	5,599
Total investment income	61,288	39,488	119,743	73,654
Expenses
Interest and other financing expenses	16,041	7,153	30,987	13,455
Incentive fee	5,773	4,215	11,590	7,750
Management fee	3,299	3,302	6,598	6,605
Administrative expenses	695	640	1,380	1,351
Professional fees	494	398	1,052	781
Other general and administrative expenses	67	61	233	101
Total expenses	26,369	15,769	51,840	30,043
Less: management fees waived (See Note 5)	—	—	—	(265)
Net expenses	26,369	15,769	51,840	29,778
Net investment income before income taxes	34,919	23,719	67,903	43,876
Income tax expense (benefit)	2,199	(172)	2,215	(49)
Net investment income	32,720	23,891	65,688	43,925
Net realized losses on investments	(106)	—	(601)	—
Net change in unrealized appreciation (depreciation) of investments	5,096	(15,756)	8,240	(16,528)
Provision for taxes	(95)	(156)	(147)	(156)
Net realized and unrealized gains (losses)	4,895	(15,912)	7,492	(16,684)
Net increase in members' capital resulting from operations	$37,615	$7,979	$73,180	$27,241
Earnings per unit (basic & diluted)	$0.33	$0.07	$0.64	$0.26
Weighted average common units outstanding - basic & diluted (See Note 10)	114,906,527	114,906,527	114,906,527	104,495,107

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Increase in members' capital resulting from operations:
Net investment income	$32,720	$23,891	$65,688	$43,925
Net realized losses on investments	(106)	—	(601)	—
Net change in unrealized appreciation (depreciation) of investments	5,096	(15,756)	8,240	(16,528)
Provision for taxes	(95)	(156)	(147)	(156)
Net increase in members' capital resulting from operations	37,615	7,979	73,180	27,241
Capital transactions
Contributions	—	—	—	229,812
Placement fees	—	—	—	(265)
Distributions declared to unitholders from net investment income	(34,472)	(24,935)	(67,220)	(45,733)
Total net (decrease) increase in members' capital resulting from capital transactions	(34,472)	(24,935)	(67,220)	183,814
Net increase (decrease) in members' capital	3,143	(16,956)	5,960	211,055
Members' capital at the beginning of the period	1,094,242	1,142,290	1,091,425	914,279
Members' capital at the end of the period	$1,097,385	$1,125,334	$1,097,385	$1,125,334

Capital unit activity
Units issued	—	—	—	22,981,305

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net increase in members' capital resulting from operations	$73,180	$27,241
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized losses on investments	601	—
Net change in unrealized (appreciation) depreciation of investments	(8,240)	16,528
Amortization of purchase discount	(1,629)	(1,609)
Amortization of deferred financing costs	1,117	972
Non-cash investment income	(10,290)	(5,867)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(40,612)	(379,347)
Proceeds from sales and paydowns of investments	39,466	44,585
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	35	263
Cash paid for purchase of drawn portion of revolving credit facilities	—	(141)
Cash paid on drawn revolvers	(25,368)	(19,373)
Cash repayments on drawn revolvers	22,675	17,468
Interest and dividend receivable	426	(562)
Other assets	(50)	255
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	—	(77,078)
Interest payable	600	2,914
Incentive fee payable	272	888
Management fee payable	(2)	932
Deferred tax liability	147	156
Payable to affiliates	206	61
Other liabilities	(13)	(34)
Net cash flows provided by (used in) operating activities	52,521	(371,748)
Cash flows from financing activities
Distributions	(61,705)	(40,275)
Net proceeds from issuance of common units	—	229,812
Proceeds from BMO Subscription Line	—	63,000
Repayment of BMO Subscription Line	—	(155,000)
Proceeds from Wells Credit Facility	105,500	353,000
Repayment of Wells Credit Facility	(93,500)	(179,000)
Proceeds from Unsecured Notes	—	100,000
Placement fees paid	—	(265)
Deferred financing costs paid	—	(1,307)
Net cash flows (used in) provided by financing activities	(49,705)	369,965
Net increase (decrease) in cash and cash equivalents	2,816	(1,783)
Cash and cash equivalents at the beginning of the period	28,266	24,121
Cash and cash equivalents at the end of the period	$31,082	$22,338

Supplemental disclosure of cash flow information
Cash interest paid	$28,984	$9,278
Income taxes paid	2,173	92
Non-cash financing activities:
Distributions declared and payable	$34,472	$24,935
Accrual for deferred financing costs	1	204
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (2)(4)	SOFR(S)	+	5.25%	10.69%	12/2021	07/2025	$41,863	$41,736	$41,444
	First lien (4)	SOFR(S)	+	5.25%	10.69%	08/2019	07/2025	13,312	13,266	13,179
								55,175	55,002	54,623	4.98%
GS Acquisitionco, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.75%	11.14%	02/2020	05/2026	43,940	43,813	43,940
	First lien (4)	SOFR(Q)	+	5.75%	11.14%	02/2020	05/2026	9,191	9,185	9,191
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.75%	11.14%	02/2020	05/2026	787	790	787
								53,918	53,788	53,918	4.92%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (4)	SOFR(M)	+	5.25%	10.33%	05/2022	05/2029	49,499	49,065	49,499	4.51%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(4)	SOFR(M)	+	5.50%	10.70%	12/2021	12/2027	20,082	19,924	20,062
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.70%	12/2021	12/2027	18,363	18,223	18,343
	Subordinated (4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	11,353	11,228	10,616
								49,798	49,375	49,021	4.47%
OA Buyer, Inc.
Healthcare	First lien (2)(4)	SOFR(M)	+	5.75%	10.85%	12/2021	12/2028	46,099	45,718	46,099
	First lien (2)(4)	SOFR(M)	+	5.75%	10.85%	05/2022	12/2028	2,918	2,893	2,918
								49,017	48,611	49,017	4.47%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (4)	SOFR(S)	+	6.25%	11.24%	08/2021	10/2027	39,475	39,376	39,475
	Subordinated (4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,333	3,284	3,271
	First lien (4)	SOFR(Q)	+	6.25%	11.63%	01/2022	10/2027	3,075	3,051	3,075
	First lien (4)	SOFR(S)	+	6.25%	11.14%	01/2022	10/2027	2,062	2,046	2,062
								47,945	47,757	47,883	4.37%
Al Altius US Bidco, Inc.
Business Services	First lien (2)(4)	SOFR(S)	+	5.18%	10.47%	12/2021	12/2028	38,500	38,182	38,500
	First lien (4)	SOFR(S)	+	5.18%	10.47%	12/2021	12/2028	9,300	9,222	9,300
								47,800	47,404	47,800	4.36%
KWOR Acquisition, Inc.
Business Services	First lien (2)(4)	SOFR(M)	+	5.25%	10.45%	12/2021	12/2028	40,292	40,043	40,292
	First lien (4)(5) - Drawn	P(Q)	+	4.25%	12.50%	12/2021	12/2027	3,109	3,096	3,109
								43,401	43,139	43,401	3.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CCBlue Bidco, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)*	+	3.50%+2.75%/PIK	11.60%	12/2021	12/2028	$41,490	$41,165	$40,287
	First lien (4)(5) - Drawn	SOFR(Q)*	+	3.50% +2.75%/PIK	11.60%	12/2021	12/2028	2,157	2,140	2,094
								43,647	43,305	42,381	3.86%
Notorious Topco, LLC
Consumer Products	First lien (2)(4)	SOFR(Q)	+	6.75%	11.95%	11/2021	11/2027	41,055	40,814	38,202
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	11.95%	11/2021	11/2027	3,578	3,542	3,328
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	11.95%	11/2021	05/2027	241	247	224
								44,874	44,603	41,754	3.80%
Anaplan, Inc.
Software	First lien (2)(4)	SOFR(M)	+	6.50%	11.60%	06/2022	06/2029	40,440	40,080	40,440	3.69%
Diamondback Acquisition, Inc.
Software	First lien (2)(4)	SOFR(M)	+	5.50%	10.70%	09/2021	09/2028	42,412	42,076	38,934	3.55%
IG Investments Holdings, LLC
Business Services	First lien (2)(4)	SOFR(Q)	+	6.00%	11.17%	09/2021	09/2028	39,141	38,829	38,750	3.53%
Galway Borrower LLC
Business Services	First lien (2)(4)	SOFR(Q)	+	5.25%	10.59%	09/2021	09/2028	32,292	32,035	32,292
	First lien (4)	SOFR(Q)	+	5.25%	10.59%	09/2021	09/2028	4,331	4,284	4,331
								36,623	36,319	36,623	3.34%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(4)	L(M)	+	5.75%	10.94%	10/2021	10/2028	19,676	19,519	19,676
	First lien (2)(4)	L(M)	+	5.75%	10.94%	12/2021	10/2028	14,258	14,142	14,258
								33,934	33,661	33,934	3.09%
DECA Dental Holdings LLC
Healthcare	First lien (2)(4)	SOFR(Q)	+	5.75%	11.09%	08/2021	08/2028	28,521	28,296	27,366
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.75%	11.09%	08/2021	08/2028	3,002	2,979	2,881
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.75%	11.09%	08/2021	08/2027	2,139	2,124	2,052
								33,662	33,399	32,299	2.94%
iCIMS, Inc.
Software	First lien (2)(4)	SOFR(Q)*	+	3.38%+3.88%/PIK	12.38%	08/2022	08/2028	27,018	26,816	27,018
	First lien (4)	SOFR(Q)	+	7.25%	12.38%	10/2022	08/2028	4,508	4,472	4,508
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	11.99%	08/2022	08/2028	421	421	414
								31,947	31,709	31,940	2.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Associations, Inc.
Business Services	First lien (2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.68%	07/2021	07/2027	$18,120	$18,062	$18,120
	First lien (4)	SOFR(Q)*	+	4.00%+2.50%/PIK	11.89%	07/2021	07/2027	4,461	4,445	4,461
	First lien (4)	SOFR(Q)*	+	4.00%+2.50%/PIK	11.99%	07/2021	07/2027	4,461	4,445	4,461
	First lien (4)	SOFR(Q)*	+	4.00%+2.50%/PIK	11.80%	07/2021	07/2027	2,694	2,685	2,694
	First lien (4)	SOFR(Q)*	+	4.00%+2.50%/PIK	11.72%	07/2021	07/2027	2,143	2,136	2,143
								31,879	31,773	31,879	2.90%
Ocala Bidco, Inc.
Healthcare	First lien (2)(4)	L(Q)*	+	3.50%+2.75%/PIK	11.66%	12/2021	11/2028	31,067	30,758	31,067	2.83%
Sun Acquirer Corp.
Consumer Services	First lien (2)(4)	SOFR(M)	+	5.75%	10.97%	12/2021	09/2028	24,625	24,422	23,985
	First lien (2)(4)	SOFR(M)	+	5.75%	10.97%	09/2021	09/2028	3,965	3,937	3,862
	First lien (4)(5) - Drawn	SOFR(M)	+	5.75%	10.97%	09/2021	09/2028	2,802	2,772	2,729
	First lien (4)(5) - Drawn	P(Q)	+	4.75%	13.00%	09/2021	09/2027	34	35	33
								31,426	31,166	30,609	2.79%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated (4)	SOFR(Q)	+	8.25%	13.59%	07/2022	07/2029	20,105	19,877	19,853
	First lien (2)(4)	SOFR(M)	+	5.75%	10.95%	07/2021	07/2028	9,105	9,052	9,105
	First lien (2)(4)	SOFR(M)	+	5.75%	10.94%	07/2022	07/2028	1,572	1,558	1,572
								30,782	30,487	30,530	2.78%
CFS Management, LLC
Healthcare	First lien (2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.50%	08/2019	07/2024	23,848	23,800	22,488
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.50%	09/2021	07/2024	5,609	5,596	5,289
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.50%	08/2019	07/2024	2,130	2,128	2,009
	First lien (4)(5) - Drawn	SOFR(Q)*	+	6.25% +0.75%/PIK	12.50%	02/2022	07/2024	365	367	345
								31,952	31,891	30,131	2.75%
Foreside Financial Group, LLC
Business Services	First lien (2)(4)	SOFR(Q)	+	5.50%	10.91%	05/2022	09/2027	27,175	26,950	27,175
	First lien (4)	SOFR(Q)	+	5.50%	10.91%	05/2022	09/2027	1,999	1,983	1,999
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.82%	05/2022	09/2027	465	464	465
								29,639	29,397	29,639	2.70%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)	SOFR(Q)*	+	7.00%/PIK	12.24%	11/2021	11/2028	$25,896	$25,718	$25,896
	First lien (4)	SOFR(Q)*	+	7.00%/PIK	12.24%	03/2022	11/2028	3,549	3,524	3,549
								29,445	29,242	29,445	2.68%
GraphPAD Software, LLC
Healthcare	First lien (2)(4)	L(S)	+	5.50%	10.71%	12/2021	04/2027	17,936	17,869	17,572
	First lien (2)(4)	L(S)	+	5.50%	10.87%	04/2021	04/2027	10,290	10,255	10,081
	First lien (2)(4)	L(S)	+	5.50%	10.71%	10/2021	04/2027	1,582	1,576	1,550
								29,808	29,700	29,203	2.66%
Fortis Solutions Group, LLC
Packaging	First lien (2)(4)	SOFR(Q)	+	5.50%	10.84%	10/2021	10/2028	20,767	20,600	20,435
	First lien (4)	SOFR(Q)	+	5.50%	10.84%	10/2021	10/2028	8,361	8,303	8,227
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.84%	10/2021	10/2027	390	395	384
	First lien (4)	SOFR(Q)	+	5.50%	10.84%	10/2021	10/2028	83	73	82
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.84%	06/2022	10/2028	30	30	29
								29,631	29,401	29,157	2.66%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)	SOFR(Q)	+	5.75%	11.14%	12/2021	12/2027	17,610	17,471	17,244
	First lien (4)	SOFR(Q)	+	5.75%	11.16%	12/2021	12/2027	5,911	5,865	5,788
	First lien (4)	SOFR(Q)	+	5.75%	11.14%	12/2021	12/2027	5,874	5,827	5,752
								29,395	29,163	28,784	2.62%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)	SOFR(Q)	+	5.50%	10.89%	11/2021	11/2027	23,938	23,739	23,862
	First lien (4)	SOFR(Q)	+	5.50%	10.89%	05/2021	11/2027	4,913	4,885	4,897
								28,851	28,624	28,759	2.62%
Icebox Holdco III, Inc.
Distribution & Logistics	Second lien (2)(4)	SOFR(Q)	+	6.75%	12.25%	12/2021	12/2029	30,000	29,870	28,479	2.60%
OEC Holdco, LLC (12)
OEConnection LLC
Software	Second lien (2)(4)	SOFR(Q)	+	7.00%	12.34%	12/2021	09/2027	19,234	19,084	19,234
	Second lien (2)(4)	SOFR(Q)	+	7.00%	12.34%	09/2019	09/2027	7,677	7,629	7,677
								26,911	26,713	26,911	2.45%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (2)(4)	SOFR(M)*	+	3.75%+2.50%/PIK	11.35%	06/2022	06/2029	25,847	25,674	25,847
	First lien (4)(5) - Drawn	SOFR(M)*	+	3.75%+2.50%/PIK	11.36%	06/2022	06/2029	394	393	394
	First lien (4)(5) - Drawn	SOFR(M)*	+	3.75% +2.50%/PIK	11.36%	06/2022	06/2029	96	96	96
								26,337	26,163	26,337	2.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Idera, Inc.
Software	Second lien (4)	SOFR(M)	+	6.75%	12.01%	03/2021	03/2029	$26,250	$26,294	$25,395	2.31%
Businessolver.com, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.50%	10.84%	12/2021	12/2027	24,287	24,192	24,287
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.84%	12/2021	12/2027	563	561	563
								24,850	24,753	24,850	2.26%
MRI Software LLC
Software	First lien (2)(4)	SOFR(Q)	+	5.50%	10.84%	01/2020	02/2026	16,291	16,251	15,900
	First lien (2)(4)	SOFR(Q)	+	5.50%	10.84%	03/2021	02/2026	4,620	4,614	4,510
	First lien (4)	SOFR(Q)	+	5.50%	10.84%	03/2021	02/2026	3,417	3,411	3,335
	First lien (4)	SOFR(Q)	+	5.50%	10.84%	01/2020	02/2026	471	469	459
								24,799	24,745	24,204	2.21%
Bullhorn, Inc.
Software	First lien (2)(4)	SOFR(M)	+	5.75%	10.95%	09/2019	09/2026	18,751	18,676	18,751
	First lien (4)	SOFR(M)	+	5.75%	10.95%	10/2021	09/2026	2,676	2,672	2,676
	First lien (2)(4)	SOFR(M)	+	5.75%	10.95%	10/2021	09/2026	1,198	1,196	1,198
	First lien (4)	SOFR(M)	+	5.75%	10.95%	09/2019	09/2026	868	864	868
	First lien (4)	SOFR(M)	+	5.75%	10.95%	09/2019	09/2026	389	387	389
	First lien (4)	SOFR(M)	+	5.75%	10.95%	09/2019	09/2026	310	309	310
								24,192	24,104	24,192	2.20%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second lien (2)(4)	SOFR(M)	+	6.75%	11.97%	11/2021	12/2029	24,900	24,793	23,823	2.17%
Bluefin Holding, LLC
Software	Second lien (2)(4)	L(Q)	+	7.75%	13.23%	09/2019	09/2027	22,000	22,000	22,000	2.00%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (2)(4)	SOFR(M)	+	5.75%	10.95%	03/2021	08/2025	8,330	8,309	8,030
	First lien (2)(4)	SOFR(M)	+	6.25%	11.45%	08/2020	08/2025	7,336	7,293	7,104
	First lien (2)(4)	SOFR(M)	+	5.75%	10.95%	03/2021	08/2025	4,645	4,633	4,477
	First lien (4)(5) - Drawn	SOFR(M)	+	6.25%	11.45%	08/2020	08/2025	1,121	1,128	1,085
	First lien (4)	SOFR(M)	+	6.25%	11.45%	08/2020	08/2025	614	610	591
	First lien (4)	SOFR(M)	+	6.25%	11.45%	08/2020	08/2025	387	385	375
								22,433	22,358	21,662	1.97%
Avalara, Inc.
Software	First lien (4)	SOFR(Q)	+	7.25%	12.49%	10/2022	10/2028	21,654	21,406	21,654	1.97%
DOCS, MSO, LLC
Healthcare	First lien (2)(4)	SOFR(M)	+	5.75%	11.01%	06/2022	06/2028	21,035	21,036	20,438	1.86%
USRP Holdings, Inc.
Business Services	First lien (2)(4)	SOFR(Q)	+	5.75%	11.14%	07/2021	07/2027	13,056	12,958	12,625
	First lien (4)	SOFR(Q)	+	5.75%	11.14%	07/2021	07/2027	7,630	7,573	7,378
								20,686	20,531	20,003	1.82%
KAMC Holdings, Inc
Business Services	Second lien (2)(4)	L(Q)	+	8.00%	13.33%	08/2019	08/2027	22,500	22,397	19,841	1.81%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(4)	SOFR(M)	+	5.50%	10.70%	09/2021	09/2027	19,172	19,027	18,375
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	09/2021	09/2027	1,110	1,106	1,064
								20,282	20,133	19,439	1.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Daxko Acquisition Corporation
Software	First lien (2)(4)	SOFR(M)	+	5.50%	10.70%	10/2021	10/2028	$17,659	$17,517	$17,389
	First lien (4)	SOFR(M)	+	5.50%	10.70%	10/2021	10/2028	1,488	1,480	1,465
	First lien (4)(5) - Drawn	P(Q)	+	4.50%	12.75%	10/2021	10/2027	155	157	153
								19,302	19,154	19,007	1.73%
MED Parentco, LP
Healthcare	Second lien (2)(4)	SOFR(M)	+	8.25%	13.47%	08/2019	08/2027	22,000	21,898	18,911	1.72%
TigerConnect, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.79%	02/2022	02/2028	18,409	18,261	18,063
	First lien (2)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.79%	02/2022	02/2028	507	507	498
								18,916	18,768	18,561	1.69%
Foundational Education Group, Inc.
Education	Second lien (4)	SOFR(M)	+	6.50%	11.72%	08/2021	08/2029	19,706	19,639	18,141	1.65%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (4)	SOFR(M)	+	6.75%	11.95%	05/2021	11/2027	18,882	18,882	17,500	1.59%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)	SOFR(Q)	+	5.50%	10.88%	02/2022	02/2028	13,688	13,632	13,688
	First lien (4)	SOFR(Q)	+	5.50%	10.89%	02/2022	02/2028	2,467	2,465	2,467
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.88%	02/2022	02/2028	1,341	1,328	1,341
								17,496	17,425	17,496	1.59%
DCA Investment Holding, LLC
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.41%	11.65%	03/2021	04/2028	9,467	9,416	9,400
	First lien (4)	SOFR(Q)	+	6.41%	11.65%	02/2022	04/2028	4,972	4,952	4,936
	First lien (4)	SOFR(Q)	+	6.41%	11.58%	03/2021	04/2028	1,583	1,574	1,572
	First lien (4)(5) - Drawn	SOFR(M)	+	6.50%	11.53%	12/2022	04/2028	994	980	994
								17,016	16,922	16,902	1.54%
Relativity ODA LLC
Software	First lien (4)	SOFR(M)	+	6.50%	11.70%	05/2021	05/2027	16,848	16,722	16,848	1.54%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (2)(4)	SOFR(M)	+	6.25%	11.43%	04/2021	04/2028	17,310	17,198	16,485	1.50%
Granicus, Inc.
Software	First lien (2)(4)	SOFR(Q)*	+	5.50% +1.50%/PIK	12.15%	01/2021	01/2027	10,625	10,573	10,625
	First lien (4)	SOFR(Q)*	+	5.50%+1.50%/PIK	12.15%	01/2021	01/2027	2,975	2,960	2,975
	First lien (4)	SOFR(Q)	+	6.00%	11.15%	04/2021	01/2027	2,277	2,261	2,277
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.50%	11.55%	01/2021	01/2027	374	375	374
								16,251	16,169	16,251	1.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

EAB Global, Inc.
Education	Second lien (4)	L(S)	+	6.50%	11.95%	08/2021	08/2029	$16,548	$16,344	$16,177	1.47%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(4)	SOFR(M)	+	5.75%	10.85%	12/2021	12/2028	10,088	10,005	9,880
	First lien (4)(5) - Drawn	SOFR(M)	+	5.75%	10.85%	12/2021	12/2028	3,956	3,923	3,875
								14,044	13,928	13,755	1.25%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(M)*	+	4.50%+1.25%/PIK	10.95%	08/2021	08/2028	10,750	10,667	10,426
	First lien (4)(5) - Drawn	SOFR(M)*	+	4.50% +1.25%/PIK	10.95%	08/2021	08/2028	1,905	1,891	1,848
								12,655	12,558	12,274	1.12%
Syndigo LLC
Software	Second lien (4)	L(Q)	+	8.00%	13.55%	12/2020	12/2028	12,500	12,427	11,953	1.09%
VT Topco, Inc.
Business Services	Second lien (4)	SOFR(M)	+	6.75%	11.97%	07/2021	07/2026	7,837	7,817	7,566
	Second lien (2)(4)	SOFR(M)	+	6.75%	11.97%	08/2020	07/2026	4,475	4,258	4,320
								12,312	12,075	11,886	1.08%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.00%	11.04%	03/2021	03/2028	11,101	10,980	10,907
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.00%	11.41%	03/2021	03/2028	751	743	738
								11,852	11,723	11,645	1.06%
Specialtycare, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	5.75%	10.93%	06/2021	06/2028	11,668	11,562	11,168
	First lien (4)	L(Q)	+	5.75%	11.01%	06/2021	06/2028	84	83	80
								11,752	11,645	11,248	1.02%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	SOFR(M)	+	6.75%	11.97%	03/2021	03/2029	12,187	12,164	10,866	0.99%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(4)	SOFR(M)	+	5.50%	10.70%	08/2021	08/2026	10,498	10,428	10,498	0.96%
Maverick Bidco Inc.
Software	Second lien (4)	L(Q)	+	6.75%	12.02%	04/2021	05/2029	10,200	10,177	9,806	0.89%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(4)	L(S)	+	6.00%	11.10%	03/2020	02/2026	8,020	8,000	8,020
	First lien (2)(4)	L(Q)	+	8.00%	13.48%	10/2020	08/2026	1,443	1,435	1,443
	First lien (4)(5) - Drawn	SOFR(M)	+	6.00%	11.20%	03/2020	02/2025	237	238	237
								9,700	9,673	9,700	0.88%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (4)	SOFR(M)	+	7.25%	12.45%	07/2021	08/2026	10,000	9,983	9,693	0.88%
PDQ.com Corporation
Software	First lien (2)(4)	SOFR(Q)	+	4.75%	10.09%	12/2021	08/2027	5,629	5,607	5,513
	First lien (4)(5) - Drawn	SOFR(Q)	+	4.75%	10.09%	12/2021	08/2027	3,984	3,969	3,902
								9,613	9,576	9,415	0.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KPSKY Acquisition Inc.
Business Services	First lien (2)(4)	SOFR(Q)	+	5.50%	10.65%	10/2021	10/2028	$8,546	$8,477	$8,436
	First lien (4)	SOFR(M)	+	5.50%	10.75%	10/2021	10/2028	979	971	967
								9,525	9,448	9,403	0.86%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(4)	SOFR(M)	+	5.00%	10.20%	01/2022	12/2026	5,070	5,033	4,862
	First lien (4)(5) - Drawn	SOFR(M)	+	5.00%	10.20%	01/2022	12/2026	3,076	3,054	2,950
	First lien (4)	SOFR(M)	+	5.00%	10.20%	01/2022	12/2026	1,534	1,521	1,471
								9,680	9,608	9,283	0.85%
Huskies Parent, Inc.
Software	First lien (2)(4)	L(Q)	+	5.50%	11.04%	12/2021	11/2028	8,419	8,367	8,419
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	11.20%	12/2021	11/2027	707	703	707
								9,126	9,070	9,126	0.83%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(4)	L(S)	+	5.25%	10.62%	06/2021	06/2027	7,449	7,395	7,449
	First lien (4)(5) - Drawn	SOFR(S)	+	5.25%	10.37%	06/2021	06/2027	1,499	1,488	1,499
								8,948	8,883	8,948	0.82%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(4)	SOFR(Q)*	+	6.75%+2.00%/PIK	13.99%	07/2021	07/2027	8,360	8,293	7,700
	First lien (4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.85%	07/2021	07/2026	926	920	853
								9,286	9,213	8,553	0.78%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)	SOFR(Q)	+	6.53%	11.87%	03/2022	04/2029	8,343	8,289	8,343
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	11.99%	03/2022	04/2028	90	90	90
								8,433	8,379	8,433	0.77%
Mamba Purchaser, Inc.
Healthcare	Second lien	SOFR(M)	+	6.50%	11.72%	09/2021	10/2029	8,709	8,661	8,230	0.75%
Smile Doctors LLC
Healthcare	First lien (4)	SOFR(M)	+	5.90%	11.03%	02/2022	12/2028	7,923	7,886	7,923	0.72%
New Trojan Parent, Inc.
Healthcare	Second lien (4)	SOFR(M)	+	7.25%	12.47%	01/2021	01/2029	13,238	13,188	7,452	0.68%
Ministry Brands Holdings, LLC
Software	First lien (2)(4)	SOFR(M)	+	5.50%	10.70%	12/2021	12/2028	6,974	6,945	6,880
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.70%	12/2021	12/2028	285	283	281
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.70%	12/2021	12/2027	249	248	245
								7,508	7,476	7,406	0.67%
Safety Borrower Holdings LLC
Software	First lien (2)(4)	SOFR(S)	+	5.25%	10.95%	09/2021	09/2027	5,673	5,652	5,673
	First lien (4)	SOFR(S)	+	5.25%	10.95%	09/2021	09/2027	1,267	1,262	1,267
	First lien (4)(5) - Drawn	P(Q)	+	4.25%	12.50%	09/2021	09/2027	256	255	256
								7,196	7,169	7,196	0.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Community Brands ParentCo, LLC
Software	First lien (4)	SOFR(M)	+	5.50%	10.70%	02/2022	02/2028	$7,127	$7,069	$7,046	0.65%
USIC Holdings, Inc.
Business Services	Second lien	L(M)	+	6.50%	11.69%	05/2021	05/2029	7,000	6,972	6,388	0.58%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(4)	L(Q)	+	3.50%	9.00%	09/2019	08/2024	7,217	6,863	4,741
	First lien (4)	L(Q)	+	3.50%	9.00%	09/2022	08/2024	2,475	1,787	1,626
								9,692	8,650	6,367	0.58%
RealPage, Inc.
Software	Second lien	SOFR(M)	+	6.50%	11.72%	02/2021	04/2029	6,388	6,350	6,172	0.56%
Calabrio, Inc.
Software	First lien (4)	SOFR(M)	+	7.13%	12.23%	04/2021	04/2027	5,979	5,948	5,640
	First lien (4)(5) - Drawn	L(M)	+	7.00%	12.15%	04/2021	04/2027	411	410	388
								6,390	6,358	6,028	0.55%
Therapy Brands Holdings LLC
Software	Second lien (2)(4)	L(M)	+	6.75%	11.90%	05/2021	05/2029	6,000	5,968	5,727	0.53%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.00%	11.09%	05/2022	05/2029	5,251	5,205	5,156
	First lien (4)(5) - Drawn	SOFR(S)	+	6.00%	11.04%	05/2022	05/2029	339	336	333
								5,590	5,541	5,489	0.50%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Drawn	SOFR(Q)	+	5.00%	10.22%	10/2021	10/2025	5,184	5,153	5,048	0.47%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)	L(M)	+	6.75%	11.90%	05/2021	05/2027	4,664	4,631	4,664	0.43%
Vectra Co.
Business Products	Second lien (4)	SOFR(M)	+	7.25%	12.47%	06/2020	03/2026	6,248	6,024	4,366	0.40%
Cloudera, Inc.
Software	Second lien	SOFR(M)	+	6.00%	11.20%	08/2021	10/2029	4,006	3,998	3,646	0.33%
AG Parent Holdings, LLC
Healthcare	First lien (2)	SOFR(M)	+	5.00%	10.22%	07/2019	07/2026	3,258	3,250	3,175	0.29%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (2)(4)	SOFR(S)	+	8.25%	13.36%	08/2019	09/2024	2,134	2,129	2,134	0.19%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(4)	SOFR(M)	+	5.25%	10.49%	12/2021	02/2026	1,846	1,840	1,846	0.17%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	SOFR(M)	+	6.25%	11.35%	02/2021	02/2029	1,865	1,861	1,632	0.16%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	1,000	822	817	0.08%
Total Funded Debt Investments - United States								$1,951,489	$1,938,095	$1,898,164	172.97%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(4)	SOFR(Q)	+	5.00%	10.08%	06/2022	06/2029	$19,553	$19,382	$19,487
	First lien (2)(4)	SOFR(Q)	+	5.00%	10.08%	09/2022	06/2029	3,496	3,464	3,484
								23,049	22,846	22,971	2.09%
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(4)	L(M)	+	8.25%	13.44%	10/2019	10/2027	22,500	22,394	22,500	2.05%
Total Funded Debt Investments - United Kingdom								$45,549	$45,240	$45,471	4.14%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(4)	L(M)	+	6.00%	11.15%	10/2021	09/2028	$32,801	$32,539	$32,552	2.97%
Total Funded Debt Investments - Netherlands								$32,801	$32,539	$32,552	2.97%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(4)	SOFR(M)	+	8.00%	13.22%	09/2019	05/2027	$12,000	$12,000	$11,604	1.06%
Total Funded Debt Investments - Canada								$12,000	$12,000	$11,604	1.06%
Total Funded Debt Investments								$2,041,839	$2,027,874	$1,987,791	181.14%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	—		—	—	09/2021	—	30,082	$34,857	$35,595	3.24%
OEC Holdco, LLC (12)
Software	Preferred shares (3)(4)	—		—	—	12/2021	—	17,786	20,782	19,524	1.78%
ACI Parent Inc. (11)
Healthcare	Preferred shares (4)	—		—	—	08/2021	—	12,500	15,476	14,828	1.35%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	—		—	—	06/2022	—	9,061	10,066	10,179	0.93%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	—		—	—	04/2021	—	5,000	6,384	5,972	0.54%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	—		—	—	04/2021	—	5,000	6,065	5,598	0.51%
Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)	—		—	—	05/2021	—	1,167	1,455	1,360	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States								$95,085	$93,056	8.48%
Total Shares								$95,085	$93,056	8.48%
Total Funded Investments								$2,122,959	$2,080,847	189.62%
Unfunded Debt Investments - United States
Businessolver.com, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	$6,054	$—	$—	—%
DCA Investment Holding, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2022	12/2024	912	—	—	—%
Ocala Bidco, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	05/2024	3,196	—	—	—%
Huskies Parent, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	751	—	—
	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2027	17	—	—
							768	—	—	—%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,481	—	—
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,664	(9)	—	—%
Smile Doctors LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2023	03/2025	905	—	—	—%
Safety Borrower Holdings LLC
Software	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	256	(1)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	—	—	03/2020	02/2025	355	(2)	—	—%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2021	05/2027	312	(2)	—	—%
Bullhorn, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	09/2019	09/2026	964	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	$5,877	$—	$—
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(5)	—
							7,091	(5)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2027	727	(5)	—
	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2024	1,045	—	—
							1,772	(5)	—	—%
Associations, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2027	1,772	(6)	—	—%
Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	01/2021	01/2027	833	(6)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	08/2021	10/2027	2,480	(6)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(9)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2028	360	(3)	—
	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2024	1,124	(7)	—
							1,484	(10)	—	—%
GS Acquisitionco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	02/2020	05/2026	1,575	(10)	—	—%
Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	—	—	05/2021	05/2027	1,439	(12)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,325	(13)	—
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	3,953	—	—
							5,278	(13)	—	—%
Galway Borrower LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	340	—	—
	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,341	(17)	—
							2,681	(17)	—	—%
KWOR Acquisition, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,544	(19)	—	—%
Avalara, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(24)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2027	$4,008	$(29)	$—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(34)	—	—%
OA Buyer, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(47)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(18)	(2)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	3,883	—	(4)
							6,310	(18)	(6)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2024	1,998	(30)	(6)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2026	280	(3)	(12)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	424	(3)	(5)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	849	—	(10)
							1,273	(3)	(15)	(0.00)%
Recorded Future, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	08/2019	07/2025	1,630	(5)	(16)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	127	—	(3)
	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	526	(5)	(14)
							653	(5)	(17)	(0.00)%
Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	309	(2)	(18)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(18)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	630	(5)	(11)
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	920	—	(17)
							1,550	(5)	(28)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	$708	$(4)	$(11)
	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,176	(12)	(18)
							1,884	(16)	(29)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	3,103	(22)	(31)	(0.00)%
Ministry Brands Holdings, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	429	(2)	(6)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	1,974	—	(26)
							2,403	(2)	(32)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	03/2021	12/2023	1,959	—	(34)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(4)(5) - Undrawn	—	—	—	08/2022	08/2024	6,506	—	—
	First lien (4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,101	(18)	(38)
							8,607	(18)	(38)	(0.00)%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	08/2020	08/2025	1,214	(15)	(38)	(0.00)%
CFS Management, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	764	(5)	(44)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,057	(8)	(22)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	09/2024	1,300	—	(27)
							2,357	(8)	(49)	(0.00)%
MRI Software LLC
Software	First lien (4)(5) - Undrawn	—	—	—	02/2022	08/2023	905	—	(22)
	First lien (4)(5) - Undrawn	—	—	—	01/2020	02/2026	1,170	(3)	(28)
							2,075	(3)	(50)	(0.01)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,384	(18)	(50)	(0.01)%
OB Hospitalist Group, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,413	(14)	(59)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

TigerConnect, Inc.
Healthcare	First lien (2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	$873	$—	$(16)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(20)	(49)
							3,503	(20)	(65)	(0.01)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,144	(8)	(34)
	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2024	2,095	—	(63)
							3,239	(8)	(97)	(0.01)%
USRP Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2027	432	(3)	(14)
	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2023	2,710	—	(89)
							3,142	(3)	(103)	(0.01)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(13)	(108)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,538	(25)	(41)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	4,971	—	(80)
							7,509	(25)	(121)	(0.01)%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	5,290	—	(139)	(0.01)%
Allworth Financial Group, L.P.
Financial Services	First lien (4)(5) - Undrawn	—	—	—	01/2022	12/2026	1,573	(11)	(65)
	First lien (4)(5) - Undrawn	—	—	—	01/2022	01/2024	2,022	—	(83)
							3,595	(11)	(148)	(0.01)%
CCBlue Bidco, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	5,827	—	(169)	(0.02)%
PDQ.com Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	08/2023	10,286	—	(211)	(0.02)%
GraphPAD Software, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	1,500	(5)	(30)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	9,932	(36)	(202)
							11,432	(41)	(232)	(0.02)%
DOCS, MSO, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(56)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	7,412	—	(211)
							9,389	—	(267)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DECA Dental Holdings LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	$153	$(2)	$(6)
	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2023	6,875	—	(278)
							7,028	(2)	(284)	(0.03)%
Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2023	2,409	—	(167)
	First lien (4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,373	(25)	(234)
							5,782	(25)	(401)	(0.05)%
Diamondback Acquisition, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	7,203	—	(591)	(0.06)%
Total Unfunded Debt Investments - United States							$191,353	$(612)	$(3,526)	(0.32)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	$2,460	$(18)	$(19)	0.00%
Total Unfunded Debt Investments - Netherlands							$2,460	$(18)	$(19)	0.00%
Total Unfunded Debt Investments							$193,813	$(630)	$(3,545)	(0.32)%
Total Non-Controlled/Non-Affiliated Investments								$2,122,329	$2,077,302	189.30%
Total Investments								$2,122,329	$2,077,302	189.30%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2023.
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
(10)The Company holds preferred equity in Dealer Tire Holdings, LLC, that is entitled to receive cumulative preferential dividends at a rate of 7.00% per annum.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2023, 4.22% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2023
(unaudited)

June 30, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	77.05%
Second lien	16.81%
Subordinated	1.66%
Equity and other	4.48%
Total investments	100.00%

June 30, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	37.73%
Business Services	21.59%
Healthcare	19.13%
Consumer Services	6.06%
Financial Services	3.91%
Distribution & Logistics	3.89%
Consumer Products	1.99%
Education	1.65%
Information Technology	1.57%
Packaging	1.40%
Specialty Chemicals & Materials	0.87%
Business Products	0.21%
Total investments	100.00%

June 30, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.10%
Fixed rates	4.90%
Total investments	100.00%
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
(10)The Company holds preferred equity in Dealer Tire Holdings, LLC, that is entitled to receive cumulative preferential dividends at a rate of 7.00% per annum.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C.
June 30, 2023
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Guardian III BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on May 22, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $40 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies.The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement, as amended and restated on June 28, 2023 (the "Fourth A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1,149,065. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The "Investment Period" began on July 15, 2019 and ended on July 15, 2023, the four-year anniversary of such date. The term of the Company is until July 15, 2025, six years from July 15, 2019, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one-year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility. The Company established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidates this corporation for accounting purposes but the corporation is not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
The Company focuses on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. The Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company's differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies, defined by annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.

Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, the Company’s investments may also include equity interests.
As of June 30, 2023, the Company's top five industry concentrations were software, business services, healthcare, consumer services and financial services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2023, the Company recognized PIK interest from investments of $2,760 and $5,391, respectively, and PIK dividends from investments of $2,388 and $4,724, respectively. For the three and six months ended June 30, 2022, the Company recognized PIK interest from investments of $1,771 and $3,354, respectively, and PIK dividends from investments of $1,872 and $3,686, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized

PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
For the three and six months ended June 30, 2023, the Company recognized a total income tax provision of approximately $2,294 and $2,362, respectively, for the Company's consolidated subsidiary. For the three and six months ended June 30, 2022, the Company recognized a total income tax benefit (provision) of approximately $16 and $(107), respectively, for the Company's consolidated subsidiary. For the three and six months ended June 30, 2023, the Company recorded current income tax expense of approximately $2,199 and $2,215, respectively, and deferred income tax provision of approximately $95 and $147, respectively, for the Company's consolidated subsidiary. For the three and six months ended June 30, 2022, the

Company recorded current income tax benefit of approximately $172 and $49, respectively, and deferred income tax provision of $156 and $156, respectively, for the Company's consolidated subsidiary.
As of June 30, 2023 and December 31, 2022, the Company had $480 and $333, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
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
Note 3. Investments
At June 30, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,618,961	$1,600,590
Second lien	373,072	349,099
Subordinated	35,211	34,557
Equity and other	95,085	93,056
Total investments	$2,122,329	$2,077,302

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$794,269	$783,809
Business Services	453,915	448,393
Healthcare	414,417	397,480
Consumer Services	127,083	125,837
Financial Services	81,696	81,222
Distribution & Logistics	83,586	80,720
Consumer Products	44,578	41,353
Education	35,983	34,318
Information Technology	32,521	32,533
Packaging	29,376	29,036
Specialty Chemicals & Materials	18,881	18,235
Business Products	6,024	4,366
Total investments	$2,122,329	$2,077,302
At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,609,747	$1,586,875
Second lien	376,051	347,952
Subordinated	31,265	30,622
Equity and other	90,143	88,490
Total investments	$2,107,206	$2,053,939
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$787,131	$775,032
Business Services	434,189	423,595
Healthcare	415,568	397,762
Consumer Services	118,853	116,931
Financial Services	100,638	98,801
Distribution & Logistics	83,210	80,165
Consumer Products	45,138	44,607
Education	35,968	34,249
Information Technology	32,501	32,233
Packaging	29,392	28,793
Specialty Chemicals & Materials	18,628	17,715
Business Products	5,990	4,056
Total investments	$2,107,206	$2,053,939
As of June 30, 2023, the Company had unfunded commitments on revolving credit facilities of $80,375 and no unfunded commitments on bridge facilities. As of June 30, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $113,438. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of June 30, 2023.

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2023:

	Total	Level I	Level II	Level III
First lien	$1,600,590	$—	$3,175	$1,597,415
Second lien	349,099	—	33,288	315,811
Subordinated	34,557	—	817	33,740
Equity and other	93,056	—	—	93,056
Total investments	$2,077,302	$—	$37,280	$2,040,022
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,586,875	$—	$7,061	$1,579,814
Second lien	347,952	—	48,183	299,769
Subordinated	30,622	—	764	29,858
Equity and other	88,490	—	—	88,490
Total investments	$2,053,939	$—	$56,008	$1,997,931
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2023	$1,996,656	$1,583,517	$292,826	$30,009	$90,304
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	5,379	2,466	2,369	127	417
Purchases, including capitalized PIK and revolver fundings	34,321	28,382	—	3,604	2,335
Proceeds from sales and paydowns of investments	(16,950)	(16,950)	—	—	—
Transfers into Level III(1)	20,616	—	20,616	—	—
Fair Value, June 30, 2023	$2,040,022	$1,597,415	$315,811	$33,740	$93,056
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$5,379	$2,466	$2,369	$127	$417

(1)As of June 30, 2023, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	1,997,931	$1,579,814	$299,769	$29,858	$88,490
Total gains or losses included in earnings:
Net realized losses on investments	(339)	(339)	—	—	—
Net change in unrealized appreciation (depreciation) of investments	9,217	5,840	3,788	(33)	(378)
Purchases, including capitalized PIK and revolver fundings	76,236	67,377	—	3,915	4,944
Proceeds from paydowns of investments	(55,277)	(55,277)	—	—	—
Transfers into Level III(1)	19,948	—	19,948	—	—
Transfers out of Level III(1)	(7,694)	—	(7,694)	—	—
Fair Value, June 30, 2023	$2,040,022	$1,597,415	$315,811	$33,740	$93,056
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$8,198	4,821	$3,788	$(33)	$(378)

(1)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2023 and June 30, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2023 were as follows:

				Range
Type	Fair Value as of June 30, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,597,415	Market & income approach	EBITDA multiple	7.3x	70.0x	18.7x
			Revenue multiple	4.0x	19.5x	9.6x
			Discount rate	8.6%	57.6%	11.2%
Second lien	312,165	Market & income approach	EBITDA multiple	9.5x	22.0x	16.2x
			Discount rate	11.3%	30.3%	13.6%
	3,646	Market quote	Broker quote	N/A	N/A	N/A
Subordinated	33,740	Market & income approach	EBITDA multiple	14.0x	32.5x	20.2x
			Discount rate	12.7%	17.5%	13.8%
Equity and other	93,056	Market & income approach	EBITDA multiple	11.0x	26.5x	14.3x
			Revenue multiple	4.0x	19.5x	6.1x
			Discount rate	9.5%	16.7%	12.7%
	$2,040,022

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
The following are the principal amount and fair value of the Company’s borrowings as of June 30, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$697,600	$693,704	$685,600	$680,211
Unsecured Notes	275,000	250,605	275,000	248,141
Total Borrowings	$972,600	$944,309	$960,600	$928,352
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
Note 5. Agreements and Related Parties
The Company has entered into an Investment Management Agreement (as defined below) with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
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
For the three and six months ended June 30, 2023 and June 30, 2022, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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

Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the Fourth A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Fourth A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Fourth A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and six months ended June 30, 2023 and June 30, 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Management fee	$3,299	$3,302	$6,598	$6,605
Less: management fee waiver	—	—	—	(265)
Net management fee	3,299	3,302	6,598	6,340
Incentive fee, excluding accrued incentive fees on capital gains	$5,773	$4,215	$11,590	$7,750
For the three and six months ended June 30, 2023 and June 30, 2022, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2023, approximately $213 and $393, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended June 30, 2022, approximately $199 and $457 respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2023 and December 31, 2022, approximately $213 and $201, respectively, of indirect administrative expenses were included in payable to affiliates.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended (the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however,on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
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
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $800,000. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$12,787	$3,852	$24,480	$7,191
Non-usage fee	$127	$227	$258	$265
Amortization of financing costs	$353	$325	$704	$624
Weighted average interest rate	7.3%	2.9%	7.0%	2.6%
Effective interest rate	7.6%	3.4%	7.4%	3.0%
Average debt outstanding	$697,682	$519,001	$695,793	$546,868
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $697,600 and $685,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.

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
The Note Purchase Agreement also contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Note Purchase Agreement includes certain additional covenants and terms, including, without limitation, a requirement that the Company will not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by the Company to comply with the 1940 Act.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$2,555	$2,544	$5,111	$4,354
Amortization of financing costs	$208	$195	$413	$341
Weighted average interest rate	3.7%	3.7%	3.7%	3.7%
Effective interest rate	4.0%	4.0%	4.0%	4.0%
Average debt outstanding	$275,000	$275,000	$275,000	$237,431
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $275,000 and $275,000, respectively, and the Company was in compliance with the applicable covenants in the Note Purchase Agreement on such dates.

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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2023, the Company had unfunded commitments on revolving credit facilities of $80,375, no outstanding bridge financing commitments, and other future funding commitments of $113,438. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $81,811, no outstanding bridge financing commitments and other future funding commitments of $152,699. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also has revolving borrowings available under the Wells Credit Facility as of June 30, 2023 and December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2023 and December 31, 2022, the Company had no commitment letters to purchase investments which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022. There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2023 as the Capital Commitment has been fully drawn as of March 31, 2022.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 10, 2022	March 24, 2022	22,981,305	$229,812
The following table reflects the distributions declared on the Company's common units for the six months ended June 30, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 30, 2023	March 31, 2023	April 20, 2023	$0.285
June 26, 2023	June 29, 2023	July 20, 2023	0.300
			$0.585

The following table reflects the distributions declared on the Company's common units for the six months ended June 30, 2022.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 29, 2022	March 30, 2022	April 20, 2022	$0.181
June 27, 2022	June 29, 2022	July 20, 2022	0.217
			$0.398
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$37,615	$7,979	$73,180	$27,241
Denominator for basic & diluted weighted average unit:	114,906,527	114,906,527	114,906,527	104,495,107
Basic & diluted earnings per unit:	$0.33	$0.07	$0.64	$0.26

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2023 and June 30, 2022.

	Six Months Ended
	June 30, 2023	June 30, 2022
Per unit data(1):
Members' capital, December 31, 2022 and December 31, 2021, respectively	$9.50	$9.95
Net investment income	0.57	0.42
Net realized and unrealized gains (losses)(2)	0.07	(0.18)
Total net increase	0.64	0.24
Distributions declared to unitholders from net investment income	(0.59)	(0.40)
Members' capital, June 30, 2023 and June 30, 2022, respectively	$9.55	9.79
Total return based on members' capital(3)	6.81%	2.48%
Units outstanding at end of period	114,906,527	114,906,527
Average weighted units outstanding for the period	114,906,527	104,495,107
Average members' capital for the period	$1,092,874	$1,038,968
Ratio to average members' capital:
Net investment income(4)	12.12%	8.53%
Total expenses, before waivers/reimbursements(4)	9.97%	5.82%
Total expenses, net of waivers/reimbursements(4)	9.97%	5.77%

Average debt outstanding—Unsecured Notes	$275,000	$237,431
Average debt outstanding—BMO Subscription Line(5)	$—	$94,578
Average debt outstanding—Wells Credit Facility	$695,793	$546,868
Asset coverage ratio	212.83%	222.04%
Portfolio turnover	1.92%	2.49%

Capital Commitments	$1,149,065	$1,149,065
Funded Capital Commitments	$1,149,065	$1,149,065
% of Capital Commitments funded	100.00%	100.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions, which for the six months ended June 30, 2023 and June 30, 2022 were $0.00 and $(0.02), respectively.
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

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 13. Subsequent Events
On July 15, 2023, the Company's Investment Period ended.
On August 4, 2023, the Company entered into a custody agreement with Western Alliance Trust Company, N.A. ("WATC"), pursuant to which WATC was appointed to serve as an additional custodian to the Company to hold securities, loans, cash, and other assets on behalf of the Company. Additionally, on August 4, 2023, the Company entered into a custody agreement with Western Alliance Bank ("WAB"), pursuant to which WAB was appointed to hold and act as an additional custodian to the Company with respect to all deposit accounts for funds of the Company placed through the ICS Deposit Placement Agreement.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2023, and the related consolidated statements of operations and changes in members’ capital for the three-month and six-month periods ended June 30, 2023 and 2022, the consolidated statement of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 11, 2023

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
Overview
We are a Delaware limited liability company formed on May 22, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $40 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement, as amended and restated on June 28, 2023 (the "Fourth A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.15 billion. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on August 2, 2019 (the "Initial Drawdown"). The investment period began on July 15, 2019 and ended on July 15, 2023, the four-year anniversary of such date (the "Investment Period"). Our term is until July 15, 2025, six years from July 15, 2019, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV's credit facility. We established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company; we consolidate the corporation for accounting purposes but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of our ownership of the portfolio company.
We focus on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. Our investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. Our differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies, defined by annual EBITDA of $10.0 million to $200.0 million. Our focus is on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Senior secured loans may include traditional first lien loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, our investments may also include equity interests.
As of June 30, 2023, our top five industry concentrations were software, business services, healthcare, consumer services and financial services.
As of June 30, 2023, our members' capital was approximately $1,097.4 million and our portfolio had a fair value of approximately $2,077.3 million in 98 portfolio companies.
Recent Developments
On July 15, 2023, our Investment Period ended.
On August 4, 2023, we entered into a custody agreement with Western Alliance Trust Company, N.A. ("WATC"), pursuant to which WATC was appointed to serve as an additional custodian to hold securities, loans, cash, and other assets on behalf of us. Additionally, on August 4, 2023, we entered into a custody agreement with Western Alliance Bank ("WAB"), pursuant to which WAB was appointed to hold and act as an additional custodian with respect to all deposit accounts for our funds placed through the ICS Deposit Placement Agreement.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2023.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2023, we recognized PIK interest from investments of approximately $2.8 million and $5.4 million, respectively, and PIK dividends from investments of approximately $2.4 million and $4.7 million, respectively. For the three and six months ended June 30, 2022, we recognized PIK interest from investments of approximately $1.8 million and $3.4 million, respectively, and PIK dividends from investments of approximately $1.9 million and $3.7 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A

The following table shows the Risk Ratings of our portfolio companies as of June 30, 2023:

(in millions)	As of June 30, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	13.2	0.6%	7.5	0.4%
Yellow	122.7	5.8%	110.5	5.3%
Green	1,986.4	93.6%	1,959.3	94.3%
	$2,122.3	100.0%	$2,077.3	100.0%
As of June 30, 2023, all investments in our portfolio had a Green Risk Rating, with the exception of six portfolio companies that had a Yellow Risk Rating and one portfolio company that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,077.3 million in 98 portfolio companies at June 30, 2023 and approximately $2,053.9 million in 99 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended
(in millions)	June 30, 2023	June 30, 2022
New investments in 23 and 38 portfolio companies, respectively	$40.6	$379.2
Debt repayments in existing portfolio companies	(7.8)	(44.6)
Sales of securities in 4 and 0 portfolio companies, respectively	(31.7)	—
Change in unrealized appreciation on 66 and 19 portfolio companies, respectively	21.5	1.3
Change in unrealized depreciation on 33 and 81 portfolio companies, respectively	13.3	(17.8)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2023 and June 30, 2022
Revenue

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Total interest income	$58,172	$34,365
Dividend income	2,388	1,872
Fee income	728	3,251
Total investment income	$61,288	$39,488
Our total investment income increased by approximately $21.8 million, or 55%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, total investment income of approximately $61.3 million consisted of approximately $54.8 million in cash interest from investments, approximately $2.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.8 million, approximately $2.4 million in PIK dividends from investments and approximately $0.7 million in fee income.
The increase in interest income of approximately $23.8 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to higher LIBOR and SOFR rates on our floating rate assets as well as larger invested balances. Our increase in dividend income for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was due to one new investment in preferred securities. Fee income during the three months ended June 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to amendment and upfront fees received from four different portfolio companies and a change of control fee received from one of our portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net management fee	$3,299	$3,302
Interest and other financing expenses	16,041	7,153
Incentive fee	5,773	4,215
Administrative expenses	695	640
Professional fees	494	398
Other general and administrative expenses	67	61
Net expenses before income taxes	26,369	15,769
Income tax expense	2,199	(172)
Net expenses after income taxes	$28,568	$15,597
Our total net operating expenses increased by $13.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Our management fee remained relatively flat and our incentive fee increased by approximately $1.6 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in incentive fees was attributable to an increase in net investment income.
Interest and other financing expenses increased by approximately $8.9 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to higher SOFR rates on our floating rate borrowings and higher drawn balances on our revolving credit facility.
Our administrative expenses, professional fees and other general and administrative expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 remained relatively flat. Income tax expense increased by approximately $2.4 million due to estimated income taxes on income allocated to our tax blocker, GIII OEC, which holds preferred shares in OEC Holdco, LLC.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net realized losses on investments	$(106)	$—
Net change in appreciation (depreciation) of investments	5,096	(15,756)
Provision for taxes	(95)	(156)
Net realized and unrealized (losses) gains	$4,895	$(15,912)
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $4.9 million for the three months ended June 30, 2023 as compared to net unrealized depreciation resulting in a net loss of approximately $15.9 million for the three months ended June 30, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended June 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period, partially offset by a realized loss on one position. The provision for income taxes was attributable to an equity investment held as of June 30, 2023 in one of our wholly-owned subsidiaries. The net loss for the three months ended June 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.

Results of Operations for the Six Months Ended June 30, 2023 and June 30, 2022
Revenue

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Total interest income	$113,640	$64,369
Dividend income	4,724	3,686
Fee income	1,379	5,599
Total investment income	$119,743	$73,654
Our total investment income increased by approximately $46.1 million, or 63%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, total investment income of approximately $119.7 million consisted of approximately $106.6 million in cash interest from investments, approximately $5.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.6 million, approximately $4.7 million in PIK dividends from investments and approximately $1.4 million in fee income.
The increase in interest income of approximately $49.3 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to higher LIBOR and SOFR rates on our floating rate assets as well as larger invested balances. Our increase in dividend income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was due to one new investment in preferred securities. Fee income during the six months ended June 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to amendment and upfront fees received from seven different portfolio companies and a change of control fee received from one of our portfolio companies.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Management fee	$6,598	$6,605
Less: management fee waiver	—	(265)
Net management fee	6,598	6,340
Interest and other financing expenses	30,987	13,455
Incentive fee	11,590	7,750
Administrative expenses	1,380	1,351
Professional fees	1,052	781
Other general and administrative expenses	233	101
Net expenses before income taxes	51,840	29,778
Income tax expense	2,215	(49)
Net expenses after income taxes	$54,055	$29,729
Our total net operating expenses increased by $24.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Our management fee increased by approximately $0.3 million, net of a management fee waiver, and our incentive fee increased by approximately $3.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances and increased net investment income.
Interest and other financing expenses increased by approximately $17.5 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to higher SOFR rates on our floating rate borrowings and higher drawn balances on our revolving credit facility.
Our total administrative expenses, professional fees and other general and administrative expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 remained relatively flat. Income tax expense increased by approximately $2.3 million due to estimated income taxes on income allocated to our tax blocker GIII OEC, which holds preferred shares in OEC Holdco, LLC.

Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net realized losses on investments	$(601)	$—
Net change in appreciation (depreciation) of investments	8,240	(16,528)
Provision for taxes	(147)	(156)
Net realized and unrealized (losses) gains	$7,492	$(16,684)
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $7.5 million for the six months ended June 30, 2023 as compared to net unrealized depreciation resulting in a net loss of approximately $16.7 million for the six months ended June 30, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period, partially offset by realized losses on four positions. The provision for income taxes was attributable to an equity investment held as of June 30, 2023 in one of our wholly-owned subsidiaries. The net loss for the six months ended June 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2023, our asset coverage ratio was 212.8%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On June 30, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2023	December 31, 2022
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $31.1 million and $28.3 million, respectively. Our cash provided by (used in) operating activities for the six months ended June 30, 2023 and June 30, 2022, were approximately $52.5 million and $(371.7) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $193.8 million and $234.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2023 and December 31, 2022, we had no commitment letters to purchase investments, which could require funding in the future. As of June 30, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
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
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2023 and June 30, 2022.
Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement as the borrower, us as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $800.0 million. Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on March 11, 2022 (the "Fourth Amendment to the Loan and Security Agreement") and through the time of this Quarterly Report on Form 10-Q, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Fourth Amendment to the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Fourth Amendment to the Loan and Security Agreement).
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $697.6 million and $685.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Wells Credit Facility on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2023 and June 30, 2022.
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
The Note Purchase Agreement also contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC under the 1940 Act, and a RIC under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes at us or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of ours or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Note Purchase Agreement includes certain additional covenants and terms, including, without limitation, a requirement that we will not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by us to comply with the 1940 Act.
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
As of June 30, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $275.0 million and $275.0 million, respectively, and we were in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three and six months ended June 30, 2023.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$275.0	$—	$275.0	$—	$—
Wells Credit Facility (2)	697.6	—	697.6	—	—
Total Contractual Obligations	$972.6	$—	$972.6	$—	$—

(1)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased, $100.0 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
(2)Under the terms of the $800.0 million Wells Credit Facility, all outstanding borrowings under that facility ($697.6 million as of June 30, 2023) must be repaid on or before July 15, 2025. As of June 30, 2023, there was approximately $102.4 million of possible capacity remaining under the Wells Credit Facility. See "Borrowings", for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the six months ended June 30, 2023 and June 30, 2022 totaled approximately $67.2 million and $45.7 million, respectively.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2023, approximately $0.2 million and $0.4 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2023, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.

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
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three and six months ended June 30, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of June 30, 2023, approximately 95.1% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 4.9% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facilities and unsecured notes. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2023. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.73)%
Base Interest Rate	—%
+100 Basis Points	6.92%
+200 Basis Points	13.84%
+300 Basis Points	20.76%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2023. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than those set forth below.
Covenant-lite loans may offer us fewer protections than traditional investments.
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer financial covenants on the borrower. In particular, borrowers under such covenant-lite loans may have greater flexibility in how they manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.

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
The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
LIBOR, the London Interbank Offered Rate, is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.
The ICE Benchmark Administration ("IBA") (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority ("FCA"), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.
In the United States, the Secured Overnight Financing Rate ("SOFR") is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
Substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate ("CME Term SOFR"). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month

CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.

(b) None.

(c) For the period covered by this Quarterly Report on Form 10-Q, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Fourth Amended and Restated Limited Liability Company Agreement dated as of June 28, 2023(3)
3.2	Certificate of Formation(2)
4.1	Form of Subscription Agreement(1)
10.1	Custody Agreement, dated as of August 4, 2023, by and among New Mountain Guardian III BDC, L.L.C. and Western Alliance Trust Company, N.A., as Custodian(4)
10.2	Custody Agreement, dated as of August 4, 2023, by and among New Mountain Guardian III BDC, L.L.C. and Western Alliance Bank, as Custodian (included as Schedule C to Exhibit 10.1 hereto)(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Quarterly Report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on June 29, 2023.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on August 10, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2023.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer