Form 10-Q
period 2023-09-30
New Mountain Guardian III BDC, L.L.C.
filed 2023-11-14
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone number and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56072	New Mountain Guardian III BDC, L.L.C. 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Delaware	84-1918127
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 14, 2023 was 114,906,527. As of September 30, 2023, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian III BDC, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2023 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2022	24
	Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C. (unaudited)	40
	Report of Independent Registered Public Accounting Firm	62

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	78
Item 4.	Controls and Procedures	79

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	80
Item 1A.	Risk Factors	80
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	81
Item 3.	Defaults Upon Senior Securities	81
Item 4.	Mine Safety Disclosures	81
Item 5.	Other Information	81
Item 6.	Exhibits	82
	Signatures	83

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,098,205 and $2,107,206 respectively)	$2,062,830	$2,053,939
Cash and cash equivalents	81,543	28,266
Interest and dividend receivable	16,737	12,684
Deferred tax asset	353	—
Other assets	1,744	312
Total assets	$2,163,207	$2,095,201
Liabilities
Borrowings
Wells Credit Facility	$728,000	$685,600
Unsecured Notes	275,000	275,000
Deferred financing costs (net of accumulated amortization of $5,277 and $3,577 respectively)	(3,594)	(5,241)
Net borrowings	999,406	955,359
Distribution payable	35,621	28,956
Interest payable	6,979	8,472
Incentive fee payable	6,468	5,501
Management fee payable	3,299	3,301
Payable to affiliate	486	313
Deferred tax liability	—	333
Other liabilities	2,052	1,541
Total liabilities	1,054,311	1,003,776
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 114,906,527 units issued and outstanding, respectively	1,145,376	1,145,376
Accumulated overdistributed earnings	(36,480)	(53,951)
Total members' capital	$1,108,896	$1,091,425
Total liabilities and members' capital	$2,163,207	$2,095,201
Members' capital per unit	$9.65	$9.50
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$58,430	$42,089	$166,679	$103,104
PIK interest income	3,036	2,144	8,427	5,498
Dividend income	2,482	2,200	7,206	5,886
Fee income	510	1,288	1,889	6,887
Total investment income	64,458	47,721	184,201	121,375
Expenses
Interest and other financing expenses	18,002	10,908	48,989	24,363
Incentive fee	6,468	4,869	18,058	12,619
Management fee	3,299	3,301	9,897	9,906
Administrative expenses	817	661	2,197	2,012
Professional fees	540	298	1,592	1,079
Other general and administrative expenses	78	99	311	200
Total expenses	29,204	20,136	81,044	50,179
Less: management fees waived (See Note 5)	—	(5)	—	(270)
Net expenses	29,204	20,131	81,044	49,909
Net investment income before income taxes	35,254	27,590	103,157	71,466
Income tax (benefit) expense	(1,402)	(5)	813	(54)
Net investment income	36,656	27,595	102,344	71,520
Net realized gains (losses) on investments	(9)	(600)	(610)	(600)
Net change in unrealized appreciation (depreciation) of investments	9,652	(18,445)	17,892	(34,973)
Benefit (provision) for taxes	833	97	686	(59)
Net realized and unrealized gains (losses)	10,476	(18,948)	17,968	(35,632)
Net increase in members' capital resulting from operations	$47,132	$8,647	$120,312	$35,888
Earnings per unit (basic & diluted)	$0.41	$0.08	$1.05	$0.33
Weighted average common units outstanding - basic & diluted (See Note 10)	114,906,527	114,906,527	114,906,527	108,003,717

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Increase in members' capital resulting from operations:
Net investment income	$36,656	$27,595	$102,344	$71,520
Net realized gains (losses) on investments	(9)	(600)	(610)	(600)
Net change in unrealized appreciation (depreciation) of investments	9,652	(18,445)	17,892	(34,973)
Benefit (provision) for taxes	833	97	686	(59)
Net increase in members' capital resulting from operations	47,132	8,647	120,312	35,888
Capital transactions
Contributions	—	—	—	229,812
Placement fees	—	(5)	—	(270)
Distributions declared to unitholders from net investment income	(35,621)	(27,577)	(102,841)	(73,310)
Total net (decrease) increase in members' capital resulting from capital transactions	(35,621)	(27,582)	(102,841)	156,232
Net increase (decrease) in members' capital	11,511	(18,935)	17,471	192,120
Members' capital at the beginning of the period	1,097,385	1,125,334	1,091,425	914,279
Members' capital at the end of the period	$1,108,896	$1,106,399	$1,108,896	$1,106,399

Capital unit activity
Units issued	—	—	—	22,981,305

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net increase in members' capital resulting from operations	$120,312	$35,888
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized losses on investments	610	600
Net change in unrealized (appreciation) depreciation of investments	(17,892)	34,973
Amortization of purchase discount	(2,724)	(2,658)
Amortization of deferred financing costs	1,699	1,533
Non-cash investment income	(13,750)	(8,766)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(50,743)	(506,000)
Proceeds from sales and paydowns of investments	77,843	151,826
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	35	285
Cash paid for purchase of drawn portion of revolving credit facilities	—	(142)
Cash paid on drawn revolvers	(35,482)	(33,221)
Cash repayments on drawn revolvers	33,213	31,266
Interest and dividend receivable	(4,053)	(3,855)
Deferred tax asset	(353)	—
Other assets	(1,432)	429
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	—	(77,704)
Interest payable	(1,493)	1,926
Incentive fee payable	967	1,542
Management fee payable	(2)	926
Deferred tax liability	(333)	59
Payable to affiliates	173	43
Other liabilities	459	154
Net cash flows provided by (used in) operating activities	107,054	(370,896)
Cash flows from financing activities
Distributions	(96,177)	(65,210)
Net proceeds from issuance of common units	—	229,812
Proceeds from BMO Subscription Line	—	63,000
Repayment of BMO Subscription Line	—	(155,000)
Proceeds from Wells Credit Facility	223,400	478,500
Repayment of Wells Credit Facility	(181,000)	(276,500)
Proceeds from Unsecured Notes	—	100,000
Placement fees paid	—	(270)
Deferred financing costs paid	—	(1,797)
Net cash flows (used in) provided by financing activities	(53,777)	372,535
Net increase (decrease) in cash and cash equivalents	53,277	1,639
Cash and cash equivalents at the beginning of the period	28,266	24,121
Cash and cash equivalents at the end of the period	$81,543	$25,760

Supplemental disclosure of cash flow information
Cash interest paid	$48,429	$20,491
Income taxes paid	2,173	92
Non-cash financing activities:
Distributions declared and payable	$35,621	$27,577
Accrual for deferred credit facility costs	52	3
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (2)(4)	SOFR(S)	+	5.25%	10.69%	12/2021	07/2025	$41,756	$41,645	$41,756
	First lien (2)(4)	SOFR(S)	+	5.25%	10.69%	08/2019	07/2025	13,278	13,238	13,278
								55,034	54,883	55,034	4.96%
GS Acquisitionco, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.75%	11.29%	02/2020	05/2026	43,826	43,709	43,826
	First lien (4)	SOFR(Q)	+	5.75%	11.29%	02/2020	05/2026	9,168	9,161	9,168
								52,994	52,870	52,994	4.78%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (4)	SOFR(M)	+	5.25%	10.57%	05/2022	05/2029	49,374	48,956	49,374	4.45%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(4)	SOFR(M)	+	5.50%	10.92%	12/2021	12/2027	20,031	19,880	19,791
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.92%	12/2021	12/2027	18,316	18,183	18,096
	Subordinated (4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	11,683	11,561	11,010
								50,030	49,624	48,897	4.41%
OA Buyer, Inc.
Healthcare	First lien (2)(4)	SOFR(M)	+	5.50%	10.82%	12/2021	12/2028	45,982	45,615	45,982
	First lien (2)(4)	SOFR(M)	+	5.50%	10.82%	05/2022	12/2028	2,911	2,886	2,911
								48,893	48,501	48,893	4.41%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (4)	SOFR(S)	+	5.75%	10.78%	08/2021	10/2027	39,375	39,281	39,375
	Subordinated (4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,333	3,285	3,283
	First lien (4)	SOFR(Q)	+	5.75%	11.26%	01/2022	10/2027	3,067	3,044	3,067
	First lien (4)	SOFR(S)	+	5.75%	10.67%	01/2022	10/2027	2,057	2,041	2,057
								47,832	47,651	47,782	4.31%
Al Altius US Bidco, Inc.
Business Services	First lien (2)(4)	SOFR(S)	+	5.18%	10.47%	12/2021	12/2028	38,500	38,194	38,222
	First lien (4)	SOFR(S)	+	5.18%	10.47%	12/2021	12/2028	9,300	9,225	9,233
								47,800	47,419	47,455	4.28%
KWOR Acquisition, Inc.
Business Services	First lien (2)(4)	SOFR(M)	+	5.25%	10.67%	12/2021	12/2028	40,292	40,051	40,292
	First lien (4)(5) - Drawn	P(Q)	+	4.25%	12.75%	12/2021	12/2027	3,105	3,093	3,105
								43,397	43,144	43,397	3.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CCBlue Bidco, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.74%	12/2021	12/2028	$41,678	$41,366	$39,761
	First lien (4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.75%	12/2021	12/2028	2,166	2,162	2,067
								43,844	43,528	41,828	3.77%
Notorious Topco, LLC
Consumer Products	First lien (2)(4)	SOFR(Q)	+	6.75%	12.27%	11/2021	11/2027	40,951	40,721	37,736
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	12.27%	11/2021	11/2027	3,569	3,535	3,289
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	12.27%	11/2021	05/2027	241	248	222
								44,761	44,504	41,247	3.72%
Anaplan, Inc.
Software	First lien (2)(4)	SOFR(M)	+	6.50%	11.82%	06/2022	06/2029	40,440	40,091	40,440	3.65%
Diamondback Acquisition, Inc.
Software	First lien (2)(4)	SOFR(M)	+	5.50%	10.92%	09/2021	09/2028	42,304	41,982	40,011	3.61%
IG Investments Holdings, LLC
Business Services	First lien (2)(4)	SOFR(Q)	+	6.00%	11.45%	09/2021	09/2028	39,041	38,741	38,522	3.47%
Galway Borrower LLC
Business Services	First lien (2)(4)	SOFR(Q)	+	5.25%	10.74%	09/2021	09/2028	32,210	31,963	32,210
	First lien (4)	SOFR(Q)	+	5.25%	10.74%	09/2021	09/2028	4,320	4,289	4,320
	First lien (4)	SOFR(Q)	+	5.25%	10.74%	09/2021	09/2028	340	323	340
								36,870	36,575	36,870	3.32%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(4)	SOFR(M)	+	5.75%	11.17%	10/2021	10/2028	19,627	19,475	19,303
	First lien (2)(4)	SOFR(M)	+	5.75%	11.17%	12/2021	10/2028	14,222	14,110	13,987
								33,849	33,585	33,290	3.00%
Associations, Inc.
Business Services	First lien (2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.03%	07/2021	07/2027	18,234	18,179	18,234
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.17%	07/2021	07/2027	4,490	4,475	4,490
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.14%	07/2021	07/2027	4,489	4,475	4,489
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.13%	07/2021	07/2027	2,711	2,702	2,711
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.05%	07/2021	07/2027	2,157	2,150	2,157
								32,081	31,981	32,081	2.89%
DECA Dental Holdings LLC
Healthcare	First lien (2)(4)	SOFR(Q)	+	5.75%	11.24%	08/2021	08/2028	28,448	28,233	27,584
	First lien (4)	SOFR(Q)	+	5.75%	11.24%	08/2021	08/2028	2,995	2,988	2,904
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.75%	11.24%	08/2021	08/2027	1,528	1,520	1,481
								32,971	32,741	31,969	2.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First lien (2)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.63%	08/2022	08/2028	$27,286	$27,093	$27,013
	First lien	SOFR(Q)	+	7.25%	12.63%	10/2022	08/2028	4,508	4,473	4,463
	First lien (5) - Drawn	SOFR(Q)	+	6.75%	12.14%	08/2022	08/2028	421	422	417
								32,215	31,988	31,893	2.88%
Ocala Bidco, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.89%	12/2021	11/2028	31,285	30,987	31,247	2.82%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated (4)	SOFR(Q)	+	8.25%	13.74%	07/2022	07/2029	20,105	19,884	20,105
	First lien (2)(4)	SOFR(M)	+	5.75%	11.17%	07/2021	07/2028	9,082	9,031	9,082
	First lien (2)(4)	SOFR(M)	+	5.75%	11.17%	07/2022	07/2028	1,568	1,555	1,568
								30,755	30,470	30,755	2.77%
Sun Acquirer Corp.
Consumer Services	First lien (2)(4)	SOFR(M)	+	5.75%	11.18%	12/2021	09/2028	24,563	24,367	24,022
	First lien (2)(4)	SOFR(M)	+	5.75%	11.18%	09/2021	09/2028	3,955	3,928	3,868
	First lien (4)	SOFR(M)	+	5.75%	11.18%	09/2021	09/2028	2,795	2,768	2,733
								31,313	31,063	30,623	2.76%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)	SOFR(Q)*	+	7.00%/PIK	12.39%	11/2021	11/2028	26,697	26,528	26,697
	First lien (4)	SOFR(Q)*	+	7.00%/PIK	12.39%	03/2022	11/2028	3,659	3,635	3,659
								30,356	30,163	30,356	2.74%
GraphPAD Software, LLC
Healthcare	First lien (2)(4)	SOFR(S)	+	5.50%	11.22%	12/2021	04/2027	17,891	17,827	17,647
	First lien (2)(4)	L(S)	+	5.50%	10.87%	04/2021	04/2027	10,264	10,230	10,124
	First lien (2)(4)	SOFR(S)	+	5.50%	11.22%	10/2021	04/2027	1,578	1,573	1,557
	First lien (4)(5) - Drawn	P(Q)	+	5.00%	13.50%	04/2021	04/2027	750	749	740
								30,483	30,379	30,068	2.71%
Foreside Financial Group, LLC
Business Services	First lien (2)(4)	SOFR(Q)	+	5.25%	10.82%	05/2022	09/2027	27,107	26,893	27,107
	First lien (4)	SOFR(Q)	+	5.25%	10.82%	05/2022	09/2027	1,994	1,979	1,994
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.25%	10.79%	05/2022	09/2027	465	465	465
								29,566	29,337	29,566	2.67%
Fortis Solutions Group, LLC
Packaging	First lien (2)(4)	SOFR(Q)	+	5.50%	11.04%	10/2021	10/2028	20,714	20,554	20,486
	First lien (4)	SOFR(Q)	+	5.50%	11.04%	10/2021	10/2028	8,339	8,285	8,247
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	11.00%	06/2022	10/2028	320	318	316
	First lien (4)	SOFR(Q)	+	5.50%	10.99%	10/2021	10/2028	83	73	82
								29,456	29,230	29,131	2.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)	SOFR(Q)	+	5.75%	11.29%	12/2021	12/2027	$17,566	$17,433	$17,274
	First lien (4)	SOFR(Q)	+	5.75%	11.31%	12/2021	12/2027	5,896	5,851	5,798
	First lien (4)	SOFR(Q)	+	5.75%	11.29%	12/2021	12/2027	5,859	5,815	5,762
	First lien (4)(5) - Drawn	SOFR(M)	+	5.75%	11.22%	12/2021	12/2027	238	243	234
								29,559	29,342	29,068	2.62%
Icebox Holdco III, Inc.
Distribution & Logistics	Second lien (2)(4)	SOFR(Q)	+	6.75%	12.40%	12/2021	12/2029	30,000	29,874	28,644	2.58%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)	SOFR(Q)	+	5.50%	11.04%	11/2021	11/2027	23,878	23,685	23,757
	First lien (4)	SOFR(Q)	+	5.50%	11.04%	05/2021	11/2027	4,900	4,875	4,876
								28,778	28,560	28,633	2.58%
CFS Management, LLC
Healthcare	First lien (2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.65%	08/2019	07/2024	23,833	23,796	21,101
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.65%	09/2021	07/2024	5,609	5,599	4,966
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.65%	08/2019	07/2024	2,129	2,127	1,885
	First lien (4)(5) - Drawn	SOFR(Q)*	+	6.25% +0.75%/PIK	12.65%	02/2022	07/2024	365	368	323
								31,936	31,890	28,275	2.55%
OEC Holdco, LLC (12)
OEConnection LLC
Software	Second lien (2)(4)	SOFR(M)	+	7.00%	12.42%	12/2021	09/2027	19,234	19,091	19,234
	Second lien (2)(4)	SOFR(M)	+	7.00%	12.42%	09/2019	09/2027	7,677	7,631	7,677
								26,911	26,722	26,911	2.43%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (2)(4)	SOFR(Q)*	+	3.75% +2.50%/PIK	11.62%	06/2022	06/2029	25,902	25,735	25,902
	First lien (4)(5) - Drawn	SOFR(M)*	+	3.75% +2.50%/PIK	11.57%	06/2022	06/2029	397	396	397
	First lien (4)(5) - Drawn	SOFR(Q)*	+	3.75% +2.50%/PIK	11.62%	06/2022	06/2029	96	96	96
								26,395	26,227	26,395	2.38%
Idera, Inc.
Software	Second lien (4)	SOFR(Q)	+	6.75%	12.27%	03/2021	03/2029	26,250	26,292	25,893	2.34%
MRI Software LLC
Software	First lien (2)(4)	SOFR(Q)	+	5.50%	10.99%	01/2020	02/2026	16,249	16,212	16,093
	First lien (2)(4)	SOFR(Q)	+	5.50%	10.99%	03/2021	02/2026	4,609	4,602	4,564
	First lien (4)	SOFR(Q)	+	5.50%	10.99%	03/2021	02/2026	4,311	4,305	4,270
	First lien (4)	SOFR(Q)	+	5.50%	10.99%	01/2020	02/2026	470	468	465
								25,639	25,587	25,392	2.29%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.50%	10.99%	12/2021	12/2027	$24,226	$24,135	$24,226
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.99%	12/2021	12/2027	562	560	562
								24,788	24,695	24,788	2.24%
Bullhorn, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.75%	11.24%	09/2019	09/2026	18,702	18,632	18,702
	First lien (4)	SOFR(Q)	+	5.75%	11.24%	10/2021	09/2026	2,669	2,665	2,669
	First lien (2)(4)	SOFR(Q)	+	5.75%	11.24%	10/2021	09/2026	1,195	1,193	1,195
	First lien (4)	SOFR(Q)	+	5.75%	11.24%	09/2019	09/2026	866	862	866
	First lien (4)	SOFR(Q)	+	5.75%	11.24%	09/2019	09/2026	388	386	388
	First lien (4)	SOFR(Q)	+	5.75%	11.24%	09/2019	09/2026	309	308	309
								24,129	24,046	24,129	2.18%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second lien (2)(4)	SOFR(M)	+	6.75%	12.18%	11/2021	12/2029	24,900	24,796	24,026	2.17%
USRP Holdings, Inc.
Business Services	First lien (2)(4)	SOFR(Q)	+	5.75%	11.29%	07/2021	07/2027	13,024	12,931	13,024
	First lien (4)	SOFR(Q)	+	5.75%	11.29%	07/2021	07/2027	10,314	10,241	10,314
								23,338	23,172	23,338	2.10%
Avalara, Inc.
Software	First lien (4)	SOFR(Q)	+	7.25%	12.64%	10/2022	10/2028	21,654	21,415	21,654	1.95%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (2)(4)	SOFR(Q)	+	5.75%	11.27%	03/2021	08/2025	8,309	8,290	8,067
	First lien (2)(4)	SOFR(Q)	+	6.25%	11.77%	08/2020	08/2025	7,317	7,279	7,134
	First lien (2)(4)	SOFR(Q)	+	5.75%	11.27%	03/2021	08/2025	4,633	4,623	4,499
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.25%	11.77%	08/2020	08/2025	957	968	933
	First lien (4)	SOFR(Q)	+	6.25%	11.77%	08/2020	08/2025	612	609	594
	First lien (4)	SOFR(Q)	+	6.25%	11.77%	08/2020	08/2025	386	384	376
								22,214	22,153	21,603	1.95%
DOCS, MSO, LLC
Healthcare	First lien (2)(4)	SOFR(M)	+	5.75%	11.18%	06/2022	06/2028	21,036	21,036	20,703	1.87%
MED Parentco, LP
Healthcare	Second lien (2)(4)	SOFR(M)	+	8.25%	13.68%	08/2019	08/2027	22,000	21,903	20,658	1.86%
KAMC Holdings, Inc
Business Services	Second lien (2)(4)	SOFR(Q)	+	8.00%	13.64%	08/2019	08/2027	22,500	22,401	20,446	1.84%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)	+	5.50%	11.04%	09/2021	09/2027	19,123	18,986	18,521
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.92%	09/2021	09/2027	1,144	1,141	1,108
								20,267	20,127	19,629	1.77%
Foundational Education Group, Inc.
Education	Second lien (4)	SOFR(Q)	+	6.50%	12.13%	08/2021	08/2029	19,705	19,641	19,242	1.74%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Daxko Acquisition Corporation
Software	First lien (2)(4)	SOFR(M)	+	5.50%	10.92%	10/2021	10/2028	$17,614	$17,478	$17,314
	First lien (4)	SOFR(M)	+	5.50%	10.92%	10/2021	10/2028	1,484	1,476	1,459
	First lien (4)(5) - Drawn	P(Q)	+	4.50%	13.00%	10/2021	10/2027	166	165	164
								19,264	19,119	18,937	1.71%
TigerConnect, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	12.27%	02/2022	02/2028	18,409	18,269	18,126
	First lien (2)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	12.27%	02/2022	02/2028	670	670	660
								19,079	18,939	18,786	1.69%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (4)	SOFR(S)	+	6.75%	12.35%	05/2021	11/2027	18,881	18,882	18,081	1.63%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)	SOFR(Q)	+	5.50%	11.04%	02/2022	02/2028	13,654	13,600	13,654
	First lien (4)	SOFR(Q)	+	5.50%	11.04%	02/2022	02/2028	3,799	3,794	3,799
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	11.04%	02/2022	02/2028	475	463	475
								17,928	17,857	17,928	1.62%
DCA Investment Holding, LLC
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.41%	11.80%	03/2021	04/2028	9,441	9,391	9,158
	First lien (4)	SOFR(Q)	+	6.41%	11.80%	02/2022	04/2028	4,959	4,940	4,810
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.50%	11.89%	12/2022	04/2028	1,878	1,854	1,828
	First lien (4)	SOFR(Q)	+	6.41%	11.80%	03/2021	04/2028	1,579	1,570	1,532
								17,857	17,755	17,328	1.56%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (2)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	11.78%	04/2021	04/2028	17,396	17,289	16,878	1.52%
Relativity ODA LLC
Software	First lien (4)	SOFR(M)	+	6.50%	11.92%	05/2021	05/2027	16,848	16,729	16,848	1.52%
Granicus, Inc.
Software	First lien (2)(4)	SOFR(Q)*	+	5.50% +1.50%/PIK	12.47%	01/2021	01/2027	10,667	10,618	10,667
	First lien (4)	SOFR(Q)*	+	5.50% +1.50%/PIK	12.47%	01/2021	01/2027	2,987	2,973	2,987
	First lien (4)	SOFR(Q)	+	6.00%	11.47%	04/2021	01/2027	2,277	2,262	2,277
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.50%	11.96%	01/2021	01/2027	555	555	555
								16,486	16,408	16,486	1.49%
EAB Global, Inc.
Education	Second lien (4)	L(S)	+	6.50%	11.95%	08/2021	08/2029	16,548	16,350	16,260	1.47%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(4)	SOFR(M)	+	5.75%	11.07%	12/2021	12/2028	$10,063	$9,981	$9,927
	First lien (4)	SOFR(M)	+	5.75%	11.07%	12/2021	12/2028	3,946	3,923	3,894
	First lien (4)(5) - Drawn	SOFR(M)	+	5.75%	11.07%	12/2021	12/2028	288	285	284
								14,297	14,189	14,105	1.27%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.09%	11.49%	03/2021	03/2028	11,101	10,985	10,899
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.09%	11.64%	03/2021	03/2028	2,302	2,294	2,260
								13,403	13,279	13,159	1.19%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(M)	+	5.50%	10.92%	08/2021	08/2028	10,736	10,656	10,505
	First lien (4)	SOFR(M)	+	5.50%	10.92%	08/2021	08/2028	1,903	1,896	1,862
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.92%	08/2021	08/2028	429	418	420
								13,068	12,970	12,787	1.15%
Syndigo LLC
Software	Second lien (4)	SOFR(Q)	+	8.00%	13.67%	12/2020	12/2028	12,500	12,429	12,029	1.08%
Specialtycare, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	5.75%	11.28%	06/2021	06/2028	11,639	11,536	11,250
	First lien (4)	SOFR(Q)	+	5.75%	11.32%	06/2021	06/2028	84	83	81
								11,723	11,619	11,331	1.02%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	SOFR(M)	+	6.75%	12.18%	03/2021	03/2029	12,188	12,164	10,828	0.98%
Allworth Financial Group, L.P.
Financial Services	First lien (2)(4)	SOFR(M)	+	5.50%	10.92%	01/2022	12/2026	5,057	5,022	5,022
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.92%	01/2022	12/2026	3,988	3,960	3,960
	First lien (4)	SOFR(M)	+	5.50%	10.92%	01/2022	12/2026	1,530	1,518	1,520
								10,575	10,500	10,502	0.95%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(4)	SOFR(M)	+	6.00%	11.42%	08/2021	08/2028	10,471	10,405	10,471	0.94%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (2)(4)	SOFR(M)	+	7.25%	12.67%	07/2021	08/2026	10,000	9,984	9,994	0.90%
Maverick Bidco Inc.
Software	Second lien (4)	SOFR(Q)	+	6.75%	12.27%	04/2021	05/2029	10,200	10,178	9,949	0.90%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(4)	SOFR(Q)	+	6.00%	11.52%	03/2020	02/2026	7,999	7,982	7,999
	First lien (2)(4)	SOFR(Q)	+	8.00%	13.57%	10/2020	08/2026	1,439	1,431	1,439
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.00%	11.50%	03/2020	02/2025	414	414	414
								9,852	9,827	9,852	0.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PDQ.com Corporation
Software	First lien (2)(4)	SOFR(Q)	+	4.75%	10.24%	12/2021	08/2027	$5,614	$5,593	$5,597
	First lien (4)(5) - Drawn	SOFR(Q)	+	4.75%	10.24%	12/2021	08/2027	3,974	3,960	3,962
								9,588	9,553	9,559	0.86%
KPSKY Acquisition Inc.
Business Services	First lien (2)(4)	SOFR(Q)	+	5.25%	10.72%	10/2021	10/2028	8,524	8,458	8,524
	First lien (4)	SOFR(Q)	+	5.25%	10.63%	10/2021	10/2028	977	969	977
								9,501	9,427	9,501	0.86%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(4)	L(S)	+	5.25%	10.62%	06/2021	06/2027	7,449	7,398	7,449
	First lien (4)(5) - Drawn	SOFR(S)	+	5.75%	11.27%	06/2021	06/2027	1,499	1,488	1,499
								8,948	8,886	8,948	0.81%
Huskies Parent, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.50%	11.04%	12/2021	11/2028	8,397	8,347	8,219
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	11.04%	12/2021	11/2027	724	720	708
								9,121	9,067	8,927	0.81%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	14.14%	07/2021	07/2027	8,382	8,318	7,939
	First lien (4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	14.07%	07/2021	07/2026	930	926	882
								9,312	9,244	8,821	0.80%
Mamba Purchaser, Inc.
Healthcare	Second lien (4)	SOFR(M)	+	6.50%	11.93%	09/2021	10/2029	8,709	8,663	8,493	0.77%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)	SOFR(Q)	+	6.53%	12.02%	03/2022	04/2029	8,322	8,269	8,322
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	12.14%	03/2022	04/2028	90	90	90
								8,412	8,359	8,412	0.76%
Smile Doctors LLC
Healthcare	First lien (4)	SOFR(Q)	+	5.90%	11.15%	02/2022	12/2028	7,903	7,867	7,840	0.71%
Ministry Brands Holdings, LLC
Software	First lien (2)(4)	SOFR(M)	+	5.50%	10.92%	12/2021	12/2028	6,956	6,928	6,786
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.95%	12/2021	12/2028	361	359	352
	First lien (4)(5) - Drawn	SOFR(M)	+	5.50%	10.92%	12/2021	12/2027	305	305	298
								7,622	7,592	7,436	0.67%
Safety Borrower Holdings LLC
Software	First lien (2)(4)	L(S)	+	5.25%	10.95%	09/2021	09/2027	5,658	5,638	5,658
	First lien (4)	L(S)	+	5.25%	10.95%	09/2021	09/2027	1,264	1,259	1,264
	First lien (4)(5) - Drawn	P(Q)	+	4.25%	12.75%	09/2021	09/2027	256	255	256
								7,178	7,152	7,178	0.65%
New Trojan Parent, Inc.
Healthcare	Second lien (4)	SOFR(M)	+	7.25%	12.68%	01/2021	01/2029	13,238	13,189	7,020	0.63%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(4)	SOFR(Q)	+	3.50%	9.17%	09/2019	08/2024	7,198	6,919	5,210
	First lien (4)	SOFR(Q)	+	3.50%	9.17%	09/2022	08/2024	2,468	1,913	1,787
								9,666	8,832	6,997	0.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Community Brands ParentCo, LLC
Software	First lien (4)	SOFR(Q)	+	5.50%	11.02%	02/2022	02/2028	$7,109	$7,053	$6,934	0.63%
USIC Holdings, Inc.
Business Services	Second lien	SOFR(M)	+	6.50%	11.93%	05/2021	05/2029	7,000	6,973	6,571	0.59%
RealPage, Inc.
Software	Second lien	SOFR(M)	+	6.50%	11.93%	02/2021	04/2029	6,388	6,351	6,422	0.58%
Vectra Co.
Business Products	Second lien (2)	SOFR(M)	+	7.25%	12.68%	06/2020	03/2026	6,248	6,042	6,248	0.56%
Calabrio, Inc.
Software	First lien (4)	SOFR(M)	+	7.13%	12.44%	04/2021	04/2027	5,979	5,951	5,829
	First lien (4)(5) - Drawn	SOFR(M)	+	7.13%	12.45%	04/2021	04/2027	411	411	401
								6,390	6,362	6,230	0.56%
YLG Holdings, Inc.
Business Services	First lien (2)(4)(5) - Drawn	SOFR(Q)	+	5.00%	10.48%	10/2021	10/2025	6,072	6,040	6,014	0.54%
Therapy Brands Holdings LLC
Software	Second lien (2)(4)	SOFR(M)	+	6.75%	12.18%	05/2021	05/2029	6,000	5,969	5,716	0.52%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.00%	11.36%	05/2022	05/2029	5,237	5,193	5,122
	First lien (4)(5) - Drawn	SOFR(S)	+	6.00%	11.04%	05/2022	05/2029	338	336	331
	First lien (4)(5) - Drawn	SOFR(S)	+	6.00%	11.42%	05/2022	05/2028	101	101	99
								5,676	5,630	5,552	0.50%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)	SOFR(Q)	+	6.75%	12.23%	05/2021	05/2027	4,652	4,621	4,652	0.42%
Cloudera, Inc.
Software	Second lien	SOFR(M)	+	6.00%	11.42%	08/2021	10/2029	4,006	3,998	3,820	0.34%
AG Parent Holdings, LLC
Healthcare	First lien (2)	SOFR(Q)	+	5.00%	10.68%	07/2019	07/2026	2,613	2,607	2,567	0.23%
Alegeus Technologies Holdings Corp.
Healthcare	First lien (2)(4)	SOFR(S)	+	8.25%	13.36%	08/2019	09/2024	2,134	2,130	2,134	0.19%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(4)	SOFR(M)	+	5.25%	10.68%	12/2021	02/2026	1,744	1,739	1,744	0.16%
MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	SOFR(M)	+	6.25%	11.57%	02/2021	02/2029	1,865	1,862	1,663	0.15%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	1,000	828	809	0.06%
Total Funded Debt Investments - United States								$1,925,602	$1,913,180	$1,881,897	169.71%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(4)	SOFR(Q)	+	5.00%	10.31%	06/2022	06/2029	$19,553	$19,387	$19,553
	First lien (2)(4)	SOFR(Q)	+	5.00%	10.31%	09/2022	06/2029	3,496	3,465	3,496
								23,049	22,852	23,049	2.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(4)	SOFR(M)	+	8.25%	13.68%	10/2019	10/2027	$22,500	$22,399	$22,230	2.00%
Total Funded Debt Investments - United Kingdom								$45,549	$45,251	$45,279	4.08%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(4)	SOFR(M)	+	6.00%	11.42%	10/2021	09/2028	$32,801	$32,548	$32,801	2.96%
Total Funded Debt Investments - Netherlands								$32,801	$32,548	$32,801	2.96%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(4)	SOFR(M)	+	8.00%	13.43%	09/2019	05/2027	$12,000	$12,000	$11,747	1.06%
Total Funded Debt Investments - Canada								$12,000	$12,000	$11,747	1.06%
Total Funded Debt Investments								$2,015,952	$2,002,979	$1,971,724	177.81%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	—		—	—	09/2021	—	30,082	$34,857	$35,678	3.22%
OEC Holdco, LLC (12)
Software	Preferred shares (3)(4)	—		—	—	12/2021	—	17,786	20,782	19,566	1.76%
ACI Parent Inc. (11)
Healthcare	Preferred shares (4)	—		—	—	08/2021	—	12,500	15,937	14,178	1.28%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	—		—	—	06/2022	—	9,061	10,066	10,179	0.92%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	—		—	—	04/2021	—	5,000	6,625	6,252	0.56%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	—		—	—	04/2021	—	5,000	6,065	5,622	0.51%
Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)	—		—	—	05/2021	—	1,167	1,497	1,384	0.12%
Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$95,829	$92,859	8.37%
Total Shares									$95,829	$92,859	8.37%
Total Funded Investments									$2,098,808	$2,064,583	186.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - United States
KWOR Acquisition, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	$2,548	$(19)	$—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	5,401	—	—
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(4)	—
							6,615	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	—	—	03/2020	02/2025	178	(1)	—	—%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(2)	—	—%
Associations, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2027	1,772	(6)	—	—%
Avalara, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(23)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(32)	—	—%
Bullhorn, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	09/2019	09/2026	964	(3)	—	—%
Businessolver.com, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	6,054	—	—	—%
Foreside Financial Group, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	3,953	—	—
	First lien (4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,325	(13)	—
							5,278	(13)	—	—%
Galway Borrower LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,341	(16)	—
Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	01/2021	01/2027	652	(5)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(8)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GS Acquisitionco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	02/2020	05/2026	$2,362	$(7)	$—	—%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,481	—	—
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,664	(9)	—	—%
OA Buyer, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(45)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2024	1,124	(7)	—
	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2028	360	(3)	—
							1,484	(10)	—	—%
Recorded Future, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	08/2019	07/2025	1,630	(4)	—	—%
Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	—	—	05/2021	05/2027	1,439	(11)	—	—%
Safety Borrower Holdings LLC
Software	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	256	(1)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2024	1,045	—	—
	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2027	727	(5)	—
							1,772	(5)	—	—%
USRP Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2027	432	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	08/2021	10/2027	2,480	(5)	—	—%
DCA Investment Holding, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2022	12/2023	23	—	(1)	(0.00)%
Ocala Bidco, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	05/2024	3,196	—	(4)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	03/2021	12/2023	408	—	(7)	(0.00)%
Smile Doctors LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2023	03/2025	905	—	(7)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	$309	$(2)	$(8)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2026	280	(2)	(9)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2026	1,998	(33)	(10)	(0.00)%
MRI Software LLC
Software	First lien (4)(5) - Undrawn	—	—	—	01/2020	02/2026	1,170	(2)	(11)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(12)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	559	(3)	(12)	(0.00)%
Huskies Parent, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	751	—	(16)	(0.00)%
Allworth Financial Group, L.P.
Financial Services	First lien (4)(5) - Undrawn	—	—	—	01/2022	01/2024	1,100	—	(8)
	First lien (4)(5) - Undrawn	—	—	—	01/2022	12/2026	1,573	(10)	(11)
							2,673	(10)	(19)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(5) - Undrawn	—	—	—	08/2022	08/2024	6,238	—	—
	First lien (5) - Undrawn	—	—	—	08/2022	08/2028	2,101	(18)	(21)
							8,339	(18)	(21)	(0.00)%
DECA Dental Holdings LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	764	(8)	(23)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	09/2024	1,012	—	(14)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,057	(8)	(14)
							2,069	(8)	(28)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	10/2021	04/2024	708	—	(12)
	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,165	(12)	(17)
							1,873	(12)	(29)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	425	(3)	(10)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	849	—	(21)
							1,274	(3)	(31)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IMO Investor Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	$529	$(5)	$(12)
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	920	—	(20)
							1,449	(5)	(32)	(0.00)%
PDQ.com Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	01/2024	10,286	—	(32)	(0.00)%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	08/2020	08/2025	1,378	(17)	(34)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,145	(21)	(36)	(0.00)%
IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	3,103	(21)	(41)	(0.00)%
YLG Holdings, Inc.
Business Services	First lien (2)(4)(5) - Undrawn	—	—	—	10/2021	10/2023	22	—	—
	First lien (4)(5) - Undrawn	—	—	—	10/2021	12/2024	4,367	—	(42)
							4,389	—	(42)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,379	(14)	(43)	(0.00)%
TigerConnect, Inc.
Healthcare	First lien (2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	710	—	(11)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(19)	(41)
							3,340	(19)	(52)	(0.00)%
Ministry Brands Holdings, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	373	(2)	(9)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	1,897	—	(46)
							2,270	(2)	(55)	(0.00)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,144	(7)	(25)
	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2024	1,666	—	(36)
							2,810	(7)	(61)	(0.01)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(12)	(67)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	$2,426	$(17)	$(29)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	3,884	—	(47)
							6,310	(17)	(76)	(0.01)%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(28)	(78)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,928	(20)	(32)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	4,681	—	(51)
							7,609	(20)	(83)	(0.02)%
DOCS, MSO, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(31)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	3,459	—	(55)
							5,436	—	(86)	(0.02)%
CFS Management, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	764	(5)	(88)	(0.02)%
GraphPAD Software, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	750	(4)	(10)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	9,932	(33)	(135)
							10,682	(37)	(145)	(0.02)%

Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2023	2,409	—	(189)
	First lien (4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,373	(25)	(265)
							5,782	(25)	(454)	(0.04)%
Total Unfunded Debt Investments - United States							$157,585	$(586)	$(1,753)	(0.16)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	$2,460	$(17)	$—	—%
Total Unfunded Debt Investments - Netherlands							$2,460	$(17)	$—	—%
Total Unfunded Debt Investments							$160,045	$(603)	$(1,753)	(0.16)%
Total Non-Controlled/Non-Affiliated Investments								$2,098,205	$2,062,830	186.02%
Total Investments								$2,098,205	$2,062,830	186.02%

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

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Company as collateral manager, New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as the borrower, Wells Fargo Bank, National Association as the administrative agent, collateral custodian, and the lenders party thereto. See Note 6. Borrowings, for details.
(3)Investment is held by New Mountain Guardian III OEC, Inc.
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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2023.
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2023, 4.15% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(unaudited)

September 30, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	78.14%
Second lien	15.65%
Subordinated	1.71%
Equity and other	4.50%
Total investments	100.00%

September 30, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	37.17%
Business Services	21.45%
Healthcare	19.39%
Consumer Services	6.13%
Financial Services	4.01%
Distribution & Logistics	3.95%
Consumer Products	1.98%
Education	1.72%
Information Technology	1.59%
Packaging	1.41%
Specialty Chemicals & Materials	0.90%
Business Products	0.30%
Total investments	100.00%

September 30, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.07%
Fixed rates	4.93%
Total investments	100.00%
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C.
September 30, 2023
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Guardian III BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on May 22, 2019. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies.The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
As of September 30, 2023, the Company's top five industry concentrations were software, business services, healthcare, consumer services and financial services.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2023, the Company recognized PIK interest from investments of $3,036 and $8,427, respectively, and PIK dividends from investments of $2,482 and $7,206, respectively. For the three and nine months ended September 30, 2022, the Company recognized PIK interest from investments of $2,144 and $5,498, respectively, and PIK dividends from investments of $2,200 and $5,886, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.

Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
For the three and nine months ended September 30, 2023, the Company recognized a total income tax benefit (provision) of approximately $2,235 and $(127), respectively, for the Company's consolidated subsidiary. For the three and nine months ended September 30, 2022, the Company recognized a total income tax benefit (provision) of approximately $102 and $(5), respectively, for the Company's consolidated subsidiary. For the three and nine months ended September 30, 2023, the Company recorded current income tax (benefit) expense of approximately $(1,402) and $813, respectively, and deferred income tax benefit of approximately $833 and $686, respectively, for the Company's consolidated subsidiary. For the three and nine months ended September 30, 2022, the Company recorded current income tax benefit of approximately $5 and $54, respectively, and deferred income tax benefit (provision) of $97 and $(59), respectively, for the Company's consolidated subsidiary.
As of September 30, 2023 and December 31, 2022, the Company had $353 and $(333), respectively, of deferred tax assets (liabilities) primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
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
Note 3. Investments
At September 30, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,627,756	$1,611,873
Second lien	339,062	322,891
Subordinated	35,558	35,207
Equity and other	95,829	92,859
Total investments	$2,098,205	$2,062,830

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$773,394	$766,717
Business Services	445,626	442,457
Healthcare	417,651	399,923
Consumer Services	127,841	126,392
Financial Services	82,722	82,813
Distribution & Logistics	83,651	81,475
Consumer Products	44,479	40,793
Education	35,991	35,502
Information Technology	32,531	32,801
Packaging	29,210	29,048
Specialty Chemicals & Materials	19,067	18,661
Business Products	6,042	6,248
Total investments	$2,098,205	$2,062,830
At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,609,747	$1,586,875
Second lien	376,051	347,952
Subordinated	31,265	30,622
Equity and other	90,143	88,490
Total investments	$2,107,206	$2,053,939
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$787,131	$775,032
Business Services	434,189	423,595
Healthcare	415,568	397,762
Consumer Services	118,853	116,931
Financial Services	100,638	98,801
Distribution & Logistics	83,210	80,165
Consumer Products	45,138	44,607
Education	35,968	34,249
Information Technology	32,501	32,233
Packaging	29,392	28,793
Specialty Chemicals & Materials	18,628	17,715
Business Products	5,990	4,056
Total investments	$2,107,206	$2,053,939
As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities of $80,800 and no unfunded commitments on bridge facilities. As of September 30, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $79,245. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2023.

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2023:

	Total	Level I	Level II	Level III
First lien	$1,611,873	$—	$2,567	$1,609,306
Second lien	322,891	—	29,304	293,587
Subordinated	35,207	—	809	34,398
Equity and other	92,859	—	—	92,859
Total investments	$2,062,830	$—	$32,680	$2,030,150
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,586,875	$—	$7,061	$1,579,814
Second lien	347,952	—	48,183	299,769
Subordinated	30,622	—	764	29,858
Equity and other	88,490	—	—	88,490
Total investments	$2,053,939	$—	$56,008	$1,997,931
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2023	$2,040,022	$1,597,415	$315,811	$33,740	$93,056
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	10,120	3,227	7,504	328	(939)
Purchases, including capitalized PIK and revolver fundings	23,705	22,633	—	330	742
Proceeds from sales and paydowns of investments	(48,281)	(13,969)	(34,312)	—	—
Transfers into Level III(1)	8,230	—	8,230	—	—
Transfers out of Level III(1)	(3,646)	—	(3,646)	—	—
Fair Value, September 30, 2023	$2,030,150	$1,609,306	$293,587	$34,398	$92,859
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,103	$2,636	$7,078	$328	$(939)

(1)As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2022	$1,908,049	$1,528,560	$284,125	$9,969	$85,395
Total gains or losses included in earnings:
Net realized gains on investments	(95)	(95)	—	—	—
Net change in unrealized depreciation of investments	(16,756)	(8,828)	(6,443)	(5)	(1,480)
Purchases, including capitalized PIK and revolver fundings	142,579	111,438	10,086	20,151	904
Proceeds from paydowns of investments	(98,508)	(81,320)	(17,188)	—	—
Transfers into Level III(1)	81,954	35,328	46,626	—	—
Transfers out of Level III(1)	(46,187)	(30,777)	(15,410)	—	—
Fair Value, September 30, 2022	$1,971,036	$1,554,306	$301,796	$30,115	$84,819
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(17,082)	$(8,829)	$(6,768)	$(5)	$(1,480)

(1)As of September 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$1,997,931	$1,579,814	$299,769	$29,858	$88,490
Total gains or losses included in earnings:
Net realized losses on investments	(339)	(339)	—	—	—
Net change in unrealized appreciation (depreciation) of investments	19,587	9,067	11,542	294	(1,316)
Purchases, including capitalized PIK and revolver fundings	99,941	90,010	—	4,246	5,685
Proceeds from paydowns of investments	(103,558)	(69,246)	(34,312)	—	—
Transfers into Level III(1)	16,588	—	16,588	—	—
Fair Value, September 30, 2023	$2,030,150	$1,609,306	$293,587	$34,398	$92,859
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$17,233	7,882	$10,373	$294	$(1,316)

(1)As of September 30, 2023, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2021	$1,512,366	$1,206,596	$221,895	$9,390	$74,485
Total gains or losses included in earnings:
Net realized gains on investments	(95)	(95)	—	—	—
Net change in unrealized depreciation of investments	(26,708)	(9,580)	(15,144)	(13)	(1,971)
Purchases, including capitalized PIK and revolver fundings	547,044	495,748	18,253	20,738	12,305
Proceeds from paydowns of investments	(155,551)	(138,363)	(17,188)	—	—
Transfers into Level III(1)	118,715	—	118,715	—	—
Transfers out of Level III(1)	(24,735)	—	(24,735)	—	—
Fair Value, September 30, 2022	$1,971,036	$1,554,306	$301,796	$30,115	$84,819
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(27,710)	$(10,242)	$(15,484)	$(13)	$(1,971)

(1)As of September 30, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2023 and September 30, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Company Performance, Financial Review, and Analysis: Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company within its customer or vendor base, or within the industry or the macroeconomic environment generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2023 were as follows:

				Range
Type	Fair Value as of September 30, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,577,434	Market & income approach	EBITDA multiple	9.0x	70.0x	18.6x
			Revenue multiple	4.0x	19.5x	10.0x
			Discount rate	9.4%	25.4%	11.2%
	31,872	Other	N/A (2)	N/A	N/A	N/A
Second lien	287,339	Market & income approach	EBITDA multiple	9.5x	21.0x	16.4x
			Discount rate	10.3%	34.0%	13.2%
	6,248	Other	N/A (2)	N/A	N/A	N/A
Subordinated	34,398	Market & income approach	EBITDA multiple	14.0x	32.5x	20.4x
			Discount rate	13.0%	16.3%	13.5%
Equity and other	92,859	Market & income approach	EBITDA multiple	11.0x	26.5x	14.4x
			Revenue multiple	4.0x	20.1x	6.2x
			Discount rate	10.8%	17.2%	13.5%
	$2,030,150

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
The following are the principal amount and fair value of the Company’s borrowings as of September 30, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
Wells Credit Facility	$728,000	$724,367	$685,600	$680,211
Unsecured Notes	275,000	252,320	275,000	248,141
Total Borrowings	$1,003,000	$976,687	$960,600	$928,352
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
The Company's board of directors initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between the Company and the Investment Adviser on June 18, 2019. Following approval from the Company's initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by the Company's board of directors, including a majority of the directors who are not considered "interested persons" of the Company, as that term is used under Section 2(a)(19) of the 1940 Act. Before the Prior Investment Management Agreement’s expiration, the Company inadvertently failed to present the Prior Investment Management Agreement for renewal to its board of directors as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Company's board of directors or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated effective as of July 15, 2021.
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
For the three and nine months ended September 30, 2023 and September 30, 2022, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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

Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate Capital Commitments and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the Fourth A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Fourth A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Fourth A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and nine months ended September 30, 2023 and September 30, 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Management fee	$3,299	$3,301	$9,897	$9,906
Less: management fee waiver	—	(5)	—	(270)
Net management fee	3,299	3,296	9,897	9,636
Incentive fee, excluding accrued incentive fees on capital gains	$6,468	$4,869	$18,058	$12,619
For the three and nine months ended September 30, 2023 and September 30, 2022, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2023, approximately $309 and $702, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and nine months ended ended September 30, 2022, approximately $202 and $659 respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2023 and December 31, 2022, approximately $309 and $201, respectively, of indirect administrative expenses were included in payable to affiliates.
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

Note 6. Borrowings
BMO Subscription Line —On July 30, 2019, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, the "Loan Authorization Agreement"), which allowed the Company to borrow on a revolving credit basis an aggregate principal amount which could not exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments of the Company (the "BMO Subscription Line"). On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
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
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on July 15, 2025 and has a maximum facility amount of $800,000. The revolving period of the Wells Credit Facility ended on July 15, 2023 (the "Revolving Period End Date"). Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on March 11, 2022 and through the time of this Quarterly Report on Form 10-Q, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. Before the Revolving Period End Date, the Wells Credit Facility also charged a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$14,836	$7,655	$39,316	$14,846
Non-usage fee	$19	$125	$277	$390
Amortization of financing costs	$356	$358	$1,060	$982
Weighted average interest rate	7.5%	4.3%	7.2%	3.3%
Effective interest rate	7.8%	4.6%	7.5%	3.6%
Average debt outstanding	$772,433	$696,029	$721,621	$597,135
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $728,000 and $685,600, respectively, and GIII SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$2,556	$2,556	$7,667	$6,910
Amortization of financing costs	$227	$204	$640	$545
Weighted average interest rate	3.7%	3.7%	3.7%	3.7%
Effective interest rate	4.0%	4.0%	4.0%	4.0%
Average debt outstanding	$275,000	$275,000	$275,000	$250,092
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $275,000 and $275,000, respectively, and the Company was in compliance with the applicable covenants in the Note Purchase Agreement on such dates.

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
Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is generally required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities of $80,800, no outstanding bridge financing commitments, and other future funding commitments of $79,245. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $81,811, no outstanding bridge financing commitments and other future funding commitments of $152,699. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Wells Credit Facility as of December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2023 and December 31, 2022, the Company had no commitment letters to purchase investments which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023. There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023 as the Capital Commitment has been fully drawn as of March 31, 2022.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 10, 2022	March 24, 2022	22,981,305	$229,812

The following table reflects the distributions declared on the Company's common units for the nine months ended September 30, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 30, 2023	March 31, 2023	April 20, 2023	$0.285
June 26, 2023	June 29, 2023	July 20, 2023	0.300
September 27, 2023	September 28, 2023	October 20, 2023	0.310
			$0.895
The following table reflects the distributions declared on the Company's common units for the nine months ended September 30, 2022.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 29, 2022	March 30, 2022	April 20, 2022	$0.181
June 27, 2022	June 29, 2022	July 20, 2022	0.217
September 28, 2022	September 29, 2022	October 20, 2022	0.240
			$0.638
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$47,132	$8,647	$120,312	$35,888
Denominator for basic & diluted weighted average unit:	114,906,527	114,906,527	114,906,527	108,003,717
Basic & diluted earnings per unit:	$0.41	$0.08	$1.05	$0.33

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2023 and September 30, 2022.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Per unit data(1):
Members' capital, December 31, 2022 and December 31, 2021, respectively	$9.50	$9.95
Net investment income	0.89	0.66
Net realized and unrealized gains (losses)(2)	0.16	(0.34)
Total net increase	1.05	0.32
Distributions declared to unitholders from net investment income	(0.90)	(0.64)
Members' capital, September 30, 2023 and September 30, 2022, respectively	$9.65	9.63
Total return based on members' capital(3)	11.40%	3.27%
Units outstanding at end of period	114,906,527	114,906,527
Average weighted units outstanding for the period	114,906,527	108,003,717
Average members' capital for the period	$1,094,437	$1,068,004
Ratio to average members' capital:
Net investment income(4)	12.50%	8.95%
Total expenses, before waivers(4)	10.00%	6.28%
Total expenses, net of waivers(4)	10.00%	6.24%

Average debt outstanding—Unsecured Notes	$275,000	$250,092
Average debt outstanding—BMO Subscription Line(5)	$—	$94,578
Average debt outstanding—Wells Credit Facility	$721,621	$597,135
Asset coverage ratio	210.56%	216.45%
Portfolio turnover	2.46%	8.08%

Capital Commitments	$1,149,065	$1,149,065
Funded Capital Commitments	$1,149,065	$1,149,065
% of Capital Commitments funded	100.00%	100.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period, as it includes the effect of the timing of capital transactions, which, for the nine months ended September 30, 2023 and September 30, 2022, were $0.00 and $(0.01), respectively.
(3)Total return is calculated assuming a purchase at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(4)Annualized.
(5)For the nine months ended September 30, 2022, average debt outstanding represents the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2023, and the related consolidated statements of operations and changes in members’ capital for the three-month and nine-month periods ended September 30, 2023 and 2022, the consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 14, 2023

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
•the impact of interest rate volatility, including the replacement of LIBOR with alternate rates and rising interest rates, on our business and our portfolio companies;
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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
We established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV's credit facility. We established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company (or other form of pass-through entities); we consolidate the corporation for accounting purposes but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of our ownership of the portfolio company.
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
As of September 30, 2023, our top five industry concentrations were software, business services, healthcare, consumer services and financial services.
As of September 30, 2023, our members' capital was approximately $1,108.9 million and our portfolio had a fair value of approximately $2,062.8 million in 96 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2023.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2023, we recognized PIK interest from investments of approximately $3.0 million and $8.4 million, respectively, and PIK dividends from investments of approximately $2.5 million and $7.2 million, respectively. For the three and nine months ended September 30, 2022, we recognized PIK interest from investments of approximately $2.1 million and $5.5 million, respectively, and PIK dividends from investments of approximately $2.2 million and $5.9 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of September 30, 2023:

(in millions)	As of September 30, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	45.1	2.2%	35.2	1.7%
Yellow	85.0	4.0%	77.0	3.7%
Green	1,968.1	93.8%	1,950.6	94.6%
	$2,098.2	100.0%	$2,062.8	100.0%
As of September 30, 2023, all investments in our portfolio had a Green Risk Rating, with the exception of four portfolio companies that had a Yellow Risk Rating and two portfolio companies that had an Orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,062.8 million in 96 portfolio companies at September 30, 2023 and approximately $2,053.9 million in 99 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022
New investments in 23 and 46 portfolio companies, respectively	$50.7	$505.9
Debt repayments in existing portfolio companies	(45.5)	(107.3)
Sales of securities in 4 and 5 portfolio companies, respectively	(32.3)	(44.5)
Change in unrealized appreciation on 66 and 17 portfolio companies, respectively	31.6	1.8
Change in unrealized depreciation on 33 and 86 portfolio companies, respectively	(13.7)	(36.8)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2023 and September 30, 2022
Revenue

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Total interest income	$61,466	$44,233
Dividend income	2,482	2,200
Fee income	510	1,288
Total investment income	$64,458	$47,721
Our total investment income increased by approximately $16.7 million, or 35%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, total investment income of approximately $64.5 million consisted of approximately $57.2 million in cash interest from investments, approximately $3.0 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.3 million, approximately $2.5 million in PIK dividends from investments and approximately $0.5 million in fee income.
The increase in interest income of approximately $17.2 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to higher SOFR rates on our floating rate assets. Our dividend income for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 remained relatively flat. Fee income during the three months ended September 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to amendment and closing fees received from three different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Management fee	$3,299	$3,301
Less: management fee waiver	—	(5)
Net management fee	$3,299	$3,296
Interest and other financing expenses	18,002	10,908
Incentive fee	6,468	4,869
Administrative expenses	817	661
Professional fees	540	298
Other general and administrative expenses	78	99
Net expenses before income taxes	29,204	20,131
Income tax expense (benefit)	(1,402)	(5)
Net expenses after income taxes	$27,802	$20,126
Our total net operating expenses increased by $7.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Our management fee remained flat and our incentive fee increased by approximately $1.6 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in incentive fees was attributable to an increase in net investment income.
Interest and other financing expenses increased by approximately $7.1 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to higher SOFR rates on our floating rate borrowings and higher drawn balances on our revolving credit facility.
For the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, each of our professional fees, administrative expenses and other general and administrative expenses remained relatively flat. Income tax benefit increased by approximately $1.4 million due to an estimated refund for income taxes paid on income allocated to our tax blocker, GIII OEC, which holds preferred shares in OEC Holdco, LLC.

Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net realized losses on investments	$(9)	$(600)
Net change in appreciation (depreciation) of investments	9,652	(18,445)
Benefit for taxes	833	97
Net realized and unrealized gains (losses)	$10,476	$(18,948)
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $10.5 million for the three months ended September 30, 2023 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $18.9 million for the three months ended September 30, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period. The benefit for income taxes was attributable to the equity investment held as of September 30, 2023 in GIII OEC. The net loss for the three months ended September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period, as well as realized losses on three positions.
Results of Operations for the Nine Months Ended September 30, 2023 and September 30, 2022
Revenue

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Total interest income	$175,106	$108,602
Dividend income	7,206	5,886
Fee income	1,889	6,887
Total investment income	$184,201	$121,375
Our total investment income increased by approximately $62.8 million, or 52%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, total investment income of approximately $184.2 million consisted of approximately $163.8 million in cash interest from investments, approximately $8.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.9 million, approximately $7.2 million in PIK dividends from investments and approximately $1.9 million in fee income.
The increase in interest income of approximately $66.5 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to higher SOFR rates on our floating rate assets. Our increase in dividend income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was due to one new investment in preferred securities. Fee income during the nine months ended September 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to amendment, closing and upfront fees received from nine different portfolio companies and a change of control fee received from one of our portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Management fee	$9,897	$9,906
Less: management fee waiver	—	(270)
Net management fee	9,897	9,636
Interest and other financing expenses	48,989	24,363
Incentive fee	18,058	12,619
Administrative expenses	2,197	2,012
Professional fees	1,592	1,079
Other general and administrative expenses	311	200
Net expenses before income taxes	81,044	49,909
Income tax expense (benefit)	813	(54)
Net expenses after income taxes	$81,857	$49,855
Our total net operating expenses increased by $31.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Our management fee increased by approximately $0.3 million, net of a management fee waiver, and our incentive fee increased by approximately $5.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in management fee and incentive fee was attributable to larger managed and invested capital balances and increased net investment income.
Interest and other financing expenses increased by approximately $24.6 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to higher SOFR rates on our floating rate borrowings and higher drawn balances on our revolving credit facility.
Our administrative expenses and other general and administrative expenses each remained relatively flat. Our professional fees increased by approximately $0.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 mainly due to higher legal fees. Income tax expense increased by approximately $0.9 million due to estimated income taxes on income allocated to our tax blocker GIII OEC, which holds preferred shares in OEC Holdco, LLC.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net realized losses on investments	$(610)	$(600)
Net change in appreciation (depreciation) of investments	17,892	(34,973)
Benefit (provision) for taxes	686	(59)
Net realized and unrealized gains (losses)	$17,968	$(35,632)
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $18.0 million for the nine months ended September 30, 2023 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $35.6 million for the nine months ended September 30, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the nine months ended September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period, partially offset by realized losses on four positions. The provision for income taxes was attributable to the equity investment held as of September 30, 2023 in GIII OEC. The net loss for the nine months ended September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period, as well as realized losses on three positions.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as the initial unitholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2023, our asset coverage ratio was 210.6%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On September 30, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2023	December 31, 2022
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $81.5 million and $28.3 million, respectively. Our cash provided by (used in) operating activities for the nine months ended September 30, 2023 and September 30, 2022, were approximately $107.1 million and $(370.9) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $160.0 million and $234.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2023 and December 31, 2022, we had no commitment letters to purchase investments, which could require funding in the future. As of September 30, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
BMO Subscription Line—On July 30, 2019, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, the "Loan Authorization Agreement"), which allowed us to borrow on a revolving credit basis an aggregate principal amount which could not exceed the lower of $250.0 million or 80.0% of the remaining unfunded Capital Commitments (the "BMO Subscription Line"). On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
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

See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2023 and September 30, 2022.
Wells Credit Facility—On August 30, 2019, our wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement as the borrower, us as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on July 15, 2025. The revolving period of the Wells Credit Facility ended on July 15, 2023 (the "Revolving Period End Date"). Under the Wells Credit Facility, GIII SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to us and is collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIII SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on March 11, 2022 and through the time of this Quarterly Report on Form 10-Q, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. Before the Revolving Period End Date, the Wells Credit Facility also charged a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Wells Credit Facility was $728.0 million and $685.6 million, respectively, and GIII SPV was in compliance with the applicable covenants in the Loan and Security Agreement on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2023 and September 30, 2022.
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
As of September 30, 2023 and December 31, 2022, the outstanding balance on the Unsecured Notes was $275.0 million and $275.0 million, respectively, and we were in compliance with the applicable covenants in the Note Purchase Agreement on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2023.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$275.0	$—	$275.0	$—	$—
Wells Credit Facility (2)	728.0	—	728.0	—	—
Total Contractual Obligations	$1,003.0	$—	$1,003.0	$—	$—

(1)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased, and $100.0 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
(2)Under the terms of the Wells Credit Facility, all outstanding borrowings under that facility ($728.0 million as of September 30, 2023) must be repaid on or before July 15, 2025. As of September 30, 2023, there was no capacity remaining under the Wells Credit Facility as the revolving period ended on July 15, 2023. See "Borrowings", for material details on the Wells Credit Facility.
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

Distributions and Dividends
Distributions declared to unitholders for the nine months ended September 30, 2023 and September 30, 2022 totaled approximately $102.8 million and $73.3 million, respectively.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2023, approximately $0.3 million and $0.7 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2023, $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three and nine months ended September 30, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of September 30, 2023, approximately 95.1% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 4.9% of investments at fair value represent fixed-rate investments. Additionally, our senior secured credit facility is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2023. Interest expense is calculated based on the terms of our outstanding credit facility and unsecured notes. For our credit facilities, we use the outstanding balance as of September 30, 2023. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.66)%
Base Interest Rate	—%
+100 Basis Points	6.62%
+200 Basis Points	13.25%
+300 Basis Points	19.87%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2023. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than those set forth below.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)     Robert A. Hamwee remains as one of the Company's portfolio managers but will transition from a New Mountain Managing Director to a Senior Advisor with the freedom to allocate his time to activities outside of credit and the Company. As part of his responsibilities, Mr. Hamwee will continue to: (i) serve as a senior member of the Investment Committee of the Company’s investment adviser and (ii) be involved in other parts of leadership that the Company’s board of directors considers core to the Company’s performance. The Company’s investment adviser believes that its management team, with the overall support of New Mountain Capital’s team of approximately 250 employees and senior advisors, is adequately staffed to support the Company.

(b)     None.

(c)     For the period covered by this Quarterly Report on Form 10-Q, no director or officer has adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Quarterly Report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on June 29, 2023.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on August 10, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2023.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer