Form 10-K
period 2023-12-31
New Mountain Guardian III BDC, L.L.C.
filed 2024-03-06
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of March 6, 2024 was 114,906,527. As of June 30, 2023, there was no established public market for the registrant's limited liability company common units.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
Item 1.    BUSINESS.
New Mountain Guardian III BDC, L.L.C. (the "Company", "we", "us" or "our") is a Delaware limited liability company formed on May 22, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to comply with the requirements to continue to qualify annually thereafter, for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Guardian III SPV, L.L.C. ("GIII SPV"), our wholly-owned direct subsidiary, was formed on August 5, 2019 in Delaware as a limited liability company whose assets are used to secure GIII SPV's credit facility. New Mountain Guardian III OEC, Inc. ("GIII OEC"), our wholly-owned direct subsidiary, was formed on December 2, 2021 in Delaware, is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company; we consolidate GIII OEC for accounting purposes, but it is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee'), which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. For additional information on the Investment Committee, see "Investment Committee".
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
Investment Objective and Portfolio
We focus on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. Our investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions to growing businesses in defensive industries that offer attractive risk-

adjusted returns. Our differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $10.0 million to $200.0 million. Our focus is on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Senior secured loans may include traditional first lien loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include "last-out" positions, which generally heighten the risk of loss. In some cases, our investments may also include equity interests.
As of December 31, 2023, our top five industry concentrations were software, business services, healthcare, consumer services and distribution & logistics. At December 31, 2023, our portfolio consisted of 93 portfolio companies and was invested 78.2% in first lien loans, 15.0% in second lien loans, 1.8% in subordinated loans and 5.0% in equity and other, as measured at fair value, versus 99 portfolio companies invested 77.3% in first lien loans, 16.9% in second lien loans, 1.5% in subordinated loans and 4.3% in equity and other, as measured at fair value at December 31, 2022.
The fair value of our investments, as determined in good faith by our board of directors (the "Board"), was approximately $1,991.3 million in 93 portfolio companies at December 31, 2023 and approximately $2,053.9 million in 99 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the years ended December 31, 2023 and December 31, 2022:

	Year Ended
(in millions)	December 31, 2023	December 31, 2022
New investments in 28 and 52 portfolio companies, respectively	$68.1	$551.9
Debt repayments in existing portfolio companies	(103.9)	(145.4)
Sales of securities in 9 and 5 portfolio companies, respectively	(73.8)	(46.4)
Change in unrealized appreciation on 74 and 12 portfolio companies, respectively	39.7	1.5
Change in unrealized depreciation on 25 and 92 portfolio companies, respectively	(20.2)	(53.3)
The following summarizes our ten largest portfolio company investments and our top ten industries in which we were invested as of December 31, 2023, calculated as a percentage of fair value as of December 31, 2023:

Portfolio Company	Percent of Total Investments at Fair Value
Recorded Future, Inc.	2.8%
GS Acquisitionco, Inc.	2.7%
Paw Midco, Inc. /AAH Topco, LLC	2.6%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)	2.5%
OA Buyer, Inc.	2.5%
WEG Sub Intermediate Holdings, LLC/Wealth Enhancement Group, LLC	2.4%
Al Altius US Bidco, Inc.	2.4%
OEC Holdco, LLC / OEConnection LLC	2.4%
KWOR Acquisition, Inc.	2.1%
CCBlue Bidco, Inc.	2.1%
24.5%

Industry Type	Percent of Total Investments at Fair Value
Software	38.3%
Business Services	20.9%
Healthcare	20.3%
Consumer Services	6.4%
Distribution & Logistics	4.3%
Financial Services	4.0%
Consumer Products	2.1%
Packaging	1.5%
Education	1.3%
Specialty Chemicals & Materials	0.9%
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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. A. Joe Delgado served on the Investment Committee from August 2022 to July 2023. Beginning in August 2023, Andre V. Moura was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. The members of our investment team are encouraged to share information and views on credit with the Investment Committee early in their analysis. This process improves the quality of the analysis and allows the deal team members to work more efficiently.
Investment Structure
We target debt investments that will yield current income that can support distributions to our unitholders. Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our target return profile.
The terms of our debt investments are tailored to the facts and circumstances of the transaction and prospective portfolio company and are structured to protect such portfolio company's rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that we collect on our debt investments.
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
We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy‑remote characteristics. Our Board has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as we do. We would "look through" any such subsidiary to determine compliance with our investment policies.

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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2023:

(in millions)	As of December 31, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$13.2	0.6%	$0.7	0.0%
Orange	31.9	1.6%	27.8	1.4%
Yellow	76.5	3.8%	68.0	3.4%
Green	1,903.5	94.0%	1,894.8	95.2%
	$2,025.1	100.0%	$1,991.3	100.0%
As of December 31, 2023, all investments in our portfolio had a Green Risk Rating, with the exception of three portfolio companies that had a Yellow Risk Rating, one portfolio company that had an Orange Risk Rating and one portfolio company that had a Red Risk Rating.
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
From July 15, 2019 through July 15, 2023 (the "Investment Period"), repayments and refinancings were redeployed into new investments. After the Investment Period, the Investment Adviser has and will continue to pursue several options to return capital to investors. These include, among other things, running off the portfolio over subsequent years as investments are repaid, secondary sales in the market and other potential liquidity options. For the avoidance of doubt, we have no intention of pursuing an initial public offering and our documents will prohibit this type of event; however, unitholders may be given the opportunity (but would not be required) to elect to exchange their interests in us for interests in another investment vehicle managed by the Investment Adviser or its affiliates.
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
We have a Board. A majority of our Board must be persons who are not "interested persons" of ours as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, to provide additional unitholder protection, we are required to provide and maintain a bond issued by a reputable fidelity insurance company.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or make any co‑investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On August 30, 2022, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior orders issued on October 8, 2019 and December 18, 2017, which permits us to co‑invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co‑investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co‑invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co‑investment transaction, including, but not limited to, that (1) the terms of the potential co‑investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co‑investment transaction is consistent with the interests of our unitholders and is consistent with our then‑current investment objective and strategies.
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
To qualify as a RIC for U.S. federal income tax purposes, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with our return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a "Qualified Publicly Traded Partnership"); and (4) diversify our holdings so that, at the end of each quarter of each taxable year (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our total assets, or more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in (I) the securities (other than U.S. government securities or securities of other RICs) of any one issuer, (II) the securities, other than securities of other RICs, of any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) the securities of certain Qualified Publicly Traded Partnerships.
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
While we generally intend to continue to comply with requirements to qualify as a RIC for each taxable year, it is possible that we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC. In such case, however, we anticipate that the associated tax liability would not be material, and that such non‑compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard.

Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in
Item1A.— Risk Factors in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.
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
Risks Relating to Our Units and Operations
•Our Units have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available.
•Because there is significant uncertainty as to the valuation of illiquid investments, the values of such investments may not necessarily reflect the values that we could actually realize.
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
•The alternative reference rates that have replaced LIBOR in our credit agreements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
The Private Offering
We conducted a private offering (the "Private Offering") of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act. Throughout the Closing Period (as defined below), which was from July 15, 2019 to October 15, 2021, Units were continuously offered for subscription. Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18‑month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on July 15, 2019. Pursuant to the Limited Liability Company Agreement (as amended and restated on June 28, 2023, the "Fourth A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. We accepted and drew down Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.15 billion. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the "Initial Drawdown"), which occurred on August 2, 2019 (the "Initial Drawdown Date"). The "Investment Period" began on July 15, 2019 and ended on July 15, 2023, the four‑year anniversary of such date. Our term is six years from July 15, 2019, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one-year extension as determined by our Board (the six year period and any successive extensions, the "Term"). Pursuant to the Fourth A&R LLC Agreement, the Investment Adviser extended our Term for an additional one-year period, to July 15, 2026.
We have entered into separate subscription agreements with one or more investors providing for the private placement of Units pursuant to the Private Offering. As of December 31, 2023, we had aggregate Capital Commitments from investors of $1.15 billion which were fully drawn.
Investors were required to make capital contributions to purchase Units at a specified time (subject to applicable cure periods) each time we delivered a drawdown notice, which were issued based on our anticipated investment activities and capital needs, in an aggregate amount which did not exceed each investor's respective Capital Commitment to purchase Units pursuant to a Subscription Agreement entered into with us. We delivered drawdown requests at least ten business days prior to the required funding date. Holders of Capital Commitments with the lowest Contribution Capital Percentage (as defined below) were first required to purchase our Units until all holders of Capital Commitments had the same Contributed Capital Percentage

(as defined below), and then purchases were made pro rata in accordance with remaining Capital Commitments. As a result, purchases of our Units were generally made first by holders with the largest percentage of their Capital Commitments undrawn (i.e., a catch-up purchase) and then, once all holders had the same percentage of undrawn Capital Commitments outstanding, pro rata in accordance with remaining Capital Commitments of all investors. "Contributed Capital Percentage" means, with respect to an investor holding Capital Commitments, the percentage determined by dividing such investor's Contributed Capital (as defined below) by such investor's total Capital Commitments (whether or not funded). "Contributed Capital" means, with respect to an investor holding Capital Commitments, the aggregate amount of capital contributions from such investor's Capital Commitments that has been funded by such investor to purchase Units. For the avoidance of doubt, Contributed Capital will not take into account distributions of our investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) to the investors or return of capital distributions.
The offering price per Unit at the Initial Drawdown Date through the date of the Fourth A&R LLC Agreement was $10.00.
Fund Term and Potential Exchange Option
We will be liquidated and dissolved in an orderly manner (i) upon the expiration of our Term (as such Term may be extended pursuant to the above) or (ii) at any time upon a decision of our Board, subject to any necessary unitholder approvals and applicable requirements of the 1940 Act.
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
Investment Management Agreement
We are a closed‑end, non‑diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services. Our Board initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between us and the Investment Adviser on June 18, 2019. Following approval from our initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by our Board, including a majority of the Independent Directors. Before the Prior Investment Management Agreement's expiration, we inadvertently failed to present the Prior Investment Management Agreement for renewal to our Board as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of our Board or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated effective as of July 15, 2021.
On February 16, 2022, our Board approved a new investment advisory and management agreement (the "Investment Management Agreement") between us and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except for the dates of execution, effectiveness and termination. On March 3, 2022, a majority of our outstanding voting securities approved the Investment Management Agreement via written consent. On March 21, 2022, we filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting the unitholders' approval of the Investment Management Agreement which was executed and became effective on April 11, 2022. Our Board most recently re-approved the Investment Management Agreement on January 30, 2024, at an in-person meeting, for a period of 12 months commencing on March 1, 2024.
The following summarizes our arrangements with the Investment Adviser pursuant to the Investment Management Agreement.
Management Services
The Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Investment Adviser serves as our investment advisor pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of our Board, the Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser:
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

We will pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75% (7.0% annualized);
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
Upon our termination, the Investment Adviser will be required to return incentive fees to us to the extent that: (i) the Investment Adviser has received cumulative incentive fees in excess of 15.0% of the sum of (A) our cumulative distributions other than return of capital contributions and (B) the cumulative incentive fees paid to the Investment Adviser; or (ii) the unitholders have not received a 7.0% cumulative internal rate of return; provided that in no event will such restoration be more than the incentive fees received by the Investment Adviser.
In accordance with GAAP, we accrue a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. The accrual for any capital gains incentive fee under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no such accrual. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that we will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750.0 million or (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the average Members' Capital for the calendar year. Further, if our actual Capital Commitments at the end of the Closing Period are less than $750.0 million, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. Our "Specified Expenses" means all Company Expenses (as defined under "Fund Expenses" in the Fourth A&R LLC Agreement) incurred in our operation with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expense (as defined in the Fourth A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Fourth A&R LLC Agreement), (v) interest on and fees and expenses arising out of all our indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by us or our affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
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
As of December 31, 2023, 1.7% of our total assets were non-qualifying assets.

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
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2023.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2023.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors—Fund-Level Borrowings in this Annual Report on Form 10-K.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our Units that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months, or (iii) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. There is currently no public market for our Units and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
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
Reporting Obligations
In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the Exchange Act. As a result, we have filed a Registration Statement for our Units with the SEC under the Exchange Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available on the SEC's website at www.sec.gov.
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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of certain affiliates that have also elected to be regulated as a BDC, including New Mountain Finance Corporation ("NMFC"), NMF SLF I, Inc., New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
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
Role of New Mountain Capital and its Professionals; No Dedicated Investment Team
Our investors are placing their entire Capital Commitment in the exclusive discretion of, and are dependent upon the skill and experience of, New Mountain Capital and the Investment Adviser. Unitholders will be relying on the ability of the Investment Adviser to identify, structure and implement the investments to be made using the capital available to us. Unitholders have no rights or powers to take part in our management or making investment decisions and will not receive the amount of any portfolio company's financial information that is generally available to the Investment Adviser. The Investment Adviser, subject to the oversight of our Board, has sole and absolute discretion in identifying, structuring, negotiating, purchasing, financing and eventually divesting investments on our behalf (subject to specified exceptions). The Investment Adviser may be unable to find a sufficient number of attractive opportunities to meet our investment objectives. Our success will depend on the ability of the Investment Adviser to identify suitable portfolio investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of portfolio investments. Our success will also depend in part upon the skill, expertise and ability of New Mountain Capital's investment professionals and, as more fully discussed below, the management of portfolio companies. The interests of these professionals in New Mountain Capital and the incentive fee should tend to discourage them from withdrawing from participation in our investment activities. However, there can be no assurance that such professionals will continue to be associated with New Mountain Capital or the Investment Adviser throughout our life and a loss of the services of key personnel could impair New Mountain Capital's ability to provide services to us. There is ever‑increasing competition among alternative asset managers, financial institutions, private investment firms, financial sponsors, investment managers and other industry participants for hiring and retaining qualified investment professionals. There can be no assurance that New Mountain Capital personnel or its senior advisors will not be solicited by and join competitors or other firms and/or that New Mountain Capital will be able to hire and retain any new personnel or senior advisors that it seeks to maintain or add to its roster of investment professionals.
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
The Investment Adviser is managed by an Investment Committee, which oversees our investment activities. The Investment Committee currently consists of six members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
The Investment Management Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Management Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Management Agreement may be terminated at any time, without penalty, by the majority of our Board or by the unitholders holding a majority of our outstanding voting Units, upon 60 days' notice. If the Investment Management Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Management Agreement is terminated, it may be difficult for us to replace the Investment Adviser. Moreover, it may be an event of default under the terms of the subscription facility and/or other credit facilities for us, if the Investment Adviser or an affiliate of the Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under our credit facilities.
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
Indemnification
We will be required to indemnify any person who has served as our director, officer or employee, the Investment Adviser and each of their respective affiliates and related parties, and each person serving, or who has served, as a member of New Mountain Capital's Executive Advisory Council or the advisory committee (collectively, the "Covered Persons") for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to unitholders. For example, in their capacity as directors of portfolio companies, the members, managers or affiliates of New Mountain Capital may be subject to derivative or other similar claims brought by stockholders of such companies. The indemnification obligation (including the advancement of expenses in connection therewith) would be payable from our assets, including the unfunded Capital Commitments of unitholders. Furthermore, as a result of the provisions contained in our Fourth A&R LLC Agreement, unitholders may have a more limited right of action in certain cases than it would in the absence of such limitations. For example, Covered Persons will not owe a duty of care equivalent to a "negligence" standard, but rather the Fourth A&R LLC Agreement provides that the Covered Persons will not be liable unless they act with "gross negligence." Further, members of the advisory committee will not be held to a "gross negligence" standard, but will only be liable for fraud, bad faith, or willful misconduct. In addition, under the Fourth A&R LLC Agreement, we are required to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determinations as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person's entitlement to indemnification), and as such, there may be periods where we are advancing expenses to an individual or entity with whom we are not aligned or is otherwise an adverse party in a dispute.
Limited Recourse
Subject to the requirements of the 1940 Act, the Investment Management Agreement and Administration Agreement each include exculpation, indemnification and other provisions that will limit the circumstances under which the Investment Adviser and the Administrator, respectively, can be held liable to us. In addition, investors should note that the Fourth A&R LLC Agreement contains provisions that, subject to applicable law, reduce or eliminate the liability of Covered Persons and limit remedies of the unitholders. Additionally, certain service providers to us, the Investment Adviser, the Administrator, their respective affiliates and other persons, including, without limitation, the members of the advisory committee, may be entitled to exculpation and indemnification. As a result, the unitholders may have a more limited right of action in certain cases than they would in the absence of such limitations.
Misconduct of Employees and of Third‑Party Service Providers
Misconduct by employees of the Investment Adviser or by third‑party service providers could cause significant losses to us. Our Board has determined that the compliance policies and procedures of the Investment Adviser and other service providers are reasonably designed to prevent violations of securities laws, but there is no assurance that these policies will prevent violations or other activities that could harm us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities, or concealing unsuccessful trading investments (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third‑party service providers, including, without limitation, failing to recognize trades, misappropriating assets or a failure of a custodian that holds our securities. In addition, employees and third‑party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. It is not always possible to deter misconduct by employees or service providers, and the precautions the Investment Adviser takes to detect and prevent this activity may not be effective in all cases. No assurances can be given that the due diligence performed by the Investment Adviser will identify or prevent any such misconduct.
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
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine; and ongoing conflict in the Middle-East, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Although New Mountain Capital's investment strategy includes a focus on tight control of risk, there can be no assurance that the various risks of an investment will be successfully controlled or that losses can be avoided. There can be no assurance that New Mountain Capital’s methods of seeking to minimize risks will accurately address future risk exposures. Risk management techniques are based in part on the observation of historical market behavior, which may not predict market divergences that are larger than historical indicators. Also, information used to manage risks may not be accurate, complete or current, and such information may be misinterpreted. In certain situations New Mountain may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances or business judgments, and even if risk management strategies are utilized, such strategies cannot fully insulate the Fund from the risks inherent in its planned activities. No risk management system is fail-safe.
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
Unfunded Debt Commitments and Follow‑On Investments
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments. We expect that certain of our investments will take the form of unfunded commitments that we will be contractually obligated to fund on the demand of a borrower or other counterparty. We will not be able to control when, or if, these unfunded debt commitments are funded. Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow‑on" investments, in order to, among other things, (i) increase or maintain in whole or in part our position as a creditor or equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing, or (iii) preserve or enhance the value of our initial and overall investment. We may elect not to make follow‑on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow‑on investments, subject to the availability of capital resources, and the limitations of the 1940 Act. If we fail to make follow‑on investments, the continued viability of a portfolio company and our initial investment, or may, in some circumstances, result in a missed opportunity for us to increase our participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow‑on investment, we may elect not to make a follow‑on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow‑on investments or such follow‑on investments would adversely impact our ability to qualify for or maintain our RIC tax treatment.
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
Fund‑Level Borrowings
Subject to the limitations set forth in the Fourth A&R LLC Agreement and in accordance with the 1940 Act, we may, at any time before or after the end of the Investment Period, borrow funds to fulfill the working capital needs of the Company, including, without limitation, to (i) cover organizational and offering expenses and fund expenses, (ii) provide financing to consummate the purchase of portfolio investments; (iii) make repurchases of Units; or (iv) provide financing for debt investments, and may, to the extent consistent with RIC requirements, withhold from distributions amounts necessary to repay such borrowings. The interest expense and other costs incurred in connection with such borrowings may not be recovered by income from investments purchased by us. If investment results fail to cover the cost of borrowings, the value of the portfolio held by us will decrease faster than if there had been no such borrowings. Additionally, if the investments fail to perform to expectation, the interests of our unitholders will be subordinated to such leverage, which will compound any such adverse consequences. In connection with one or more credit facilities entered into by us, distributions to the unitholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Certain borrowings may be secured by assignment of the obligations of the unitholders to make capital contributions to us and a security interest in investments. Any default by us under such a credit facility could enable a lender to take action against any unitholder to the extent of its then‑remaining undrawn commitments. Additionally, in the event of a failure to pay or other event of default under any such credit facility, the lenders could require investors to fund their entire remaining unfunded commitments. Leverage may limit the unitholders' ability to use their interests in us as collateral for other indebtedness. If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the security for such loan. A credit facility at the fund level may also place restrictions on payments to equity holders, including prohibitions on payments in the event of any default (or continuance thereof) under such credit facility.
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
"Covenant-Lite" Loans
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer financial covenants on the borrowers. In particular, borrowers under such covenant-lite loans may have greater flexibility in how they manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.
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
Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without unitholder approval. As a result, our Board may be able to change our investment policies and objectives without any input from the unitholders. However, absent unitholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies could have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our unitholders.
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
Illiquid and Long‑Term Investments
Investment in us requires a long-term commitment with no certainty of return. Many of our portfolio investments will be highly illiquid, and we may not be able to realize on such portfolio investments in a timely manner. It is anticipated that there will be a significant period of time (up to four years) before we will have completed making investments in portfolio companies. Such portfolio investments are currently expected by New Mountain Capital to mature in approximately four to seven years (or longer) from the date of initial investment, although we expect many portfolio investments will be refinanced prior to their maturity. Although portfolio investments made by us are expected to generate current income, the return of capital and the realization of gains, if any, from a portfolio investment generally will occur only upon the partial or complete disposition or refinancing of such portfolio investment. While a portfolio investment may be sold or repaid at any time, it is not generally expected that this will occur for a number of years after the portfolio investment is made. Transaction structures typically will not provide for liquidity of our portfolio investments prior to that time. Often, there will be no readily available market for portfolio investments made by us, if at all. Disposition of such portfolio investments may require a lengthy time period.
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
Economic Recessions and Government Spending Cuts
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay their debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
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
Hedging; Derivative Instruments
In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a "limited derivatives user", as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The rights we may have with respect to the collateral securing the debt investments we make to the portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.
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
Equity Investments
When we invest in portfolio companies, we may acquire warrants or other equity-related securities of portfolio companies as well. We may also invest in equity-related securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.
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
There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the portfolio investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any portfolio company or any of its affiliates, we may suffer a partial or total loss of capital invested in that portfolio company. An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio company or the seller. Such inaccuracy or incompleteness may adversely affect the value of our securities and/or instruments in such portfolio company. We rely upon the accuracy and completeness of representations made by portfolio companies and/or their former owners in the due diligence process to the extent reasonable when making our investments, but cannot guarantee such accuracy or completeness. We may elect to obtain a representations and warranties insurance policy that may provide protection to us in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that we would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. In addition, in a transaction where we have obtained such a policy, recourse to the former owners of a portfolio company may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for us in such circumstance. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
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
Global Climate Change Risk
Climate change creates physical and financial risk and potential portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
In December 2015, the United Nations adopted a climate accord (the "Paris Agreement"), which the United States rejoined in 2021, with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

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
Recent Developments in the Banking Sector
Recent bank closures in the United States have caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions – in particular smaller and/or regional banks – have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances. As a consequence, for example, we and/or our portfolio companies may be delayed or prevented from accessing money, making any required payments under their own debt or other contractual obligations or pursuing key strategic initiatives, and unitholders may be impacted in their ability to honor capital calls and/or receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. In addition, in the event that a financial institution that provides credit facilities and/or other financing to us or its portfolio companies closes or experiences distress, there can be no assurance that such bank will honor its obligations or that we or our portfolio company will be able to secure replacement financing or capabilities at all or on similar terms. There can be no assurances that we or our portfolio companies will establish banking relationships with multiple financial institutions, and we and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).
Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/ or adversely affect us, our portfolio companies or their respective financial performance.
Dependence on Banking Relationships
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

CERTAIN RISKS RELATING TO OUR UNITS AND OPERATIONS
No Market for Units; Transferability Restrictions
Our Units have not been registered under the Securities Act, or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available. It is not contemplated that registration of the Units under the Securities Act or other securities laws will ever be effected. There is no public market for our Units and one is not expected to develop. Accordingly, it may be difficult to obtain reliable information about the value of our Units. Each unitholder must be an "accredited investor" (as defined in Regulation D promulgated under the Securities Act) and is required to represent, among other customary private placement representations, that it is acquiring our Units for its own account and for investment purposes only and not with a view to resell or distribute and that it will only sell and transfer its limited liability company unit to an accredited investor under applicable securities laws or in a manner permitted by the Fourth A&R LLC Agreement and consistent with such laws. Subject to a few limited exceptions, a unitholder will not be permitted to directly or indirectly assign, sell, exchange, mortgage, pledge or transfer any of its Units or any of its rights or obligations with respect to its Units, except by operation of law, without the prior written consent of the Investment Adviser, which consent may be given or withheld in accordance with the Fourth A&R LLC Agreement. Except in limited circumstances, voluntary withdrawals from us will not be permitted. The unitholders must be prepared to bear the risks of owning Units for an extended period of time.
Status as a BDC
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in qualifying assets such as U.S. private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of the unitholders, we may elect to withdraw our election to be regulated as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a registered closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
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
Some of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market, and these investments may not have a readily available market quotation. Under the 1940 Act, we are required to carry our portfolio investments at fair value or, if there is no readily available market quotation, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP and the 1940 Act. See Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for additional information on valuations.

Our Board utilizes the services of one or more independent third‑party valuation firms to aid it in determining the fair value with respect to our material unquoted assets in accordance with our valuation policy. The inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non‑binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily-available market for these securities existed.
Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. In addition, investors purchasing our Units based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.
We may adjust the valuation of our portfolio quarterly to reflect our Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
Management of the Company
The Investment Adviser, subject to the oversight of our Board, has responsibility for our activities, and, other than as expressly set forth in the Fourth A&R LLC Agreement, the unitholders will generally not be able to make investment or any other decisions regarding our management. Other than as set forth herein and in the Fourth A&R LLC Agreement, the unitholders have no rights or powers to take part in our management or make investment decisions and will not receive the level of portfolio company financial information that is available to New Mountain Capital. Accordingly, no person should purchase a Unit unless such person is willing to entrust all aspects of our management to New Mountain Capital and our Board.
The Investment Management Agreement and the Administration Agreement were negotiated between related parties. In addition, we may choose not to enforce, waive, or to enforce less vigorously, our respective rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to the unitholders.
Transactions with Affiliates
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The 1940 Act also prohibits us from participating in certain "joint" transactions with certain of our affiliates, including New Mountain Finance Corporation, New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C., and NMF SLF I, Inc. and other funds and accounts that the Investment Adviser manages, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co‑investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub‑advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which are the issuer) from or to any fund or any portfolio company of a fund managed by the Investment Adviser, or entering into joint arrangements such as certain co‑investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We rely on exemptive relief granted to the Investment Adviser and certain of its affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may

determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by our Board) the Investment Adviser may not have the opportunity to cause us to participate.
The Investment Adviser and Conflicts of Interest
Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our unitholders' interests. The investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner in accordance with the Investment Adviser's policies and procedures, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act, and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order to the Investment Adviser and certain of its affiliates, as amended by a subsequent order granted on August 30, 2022, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching by us or our unitholders on the part of any person concerned, and (2) the potential coinvestment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objectives and strategies.
If the Investment Adviser manages certain other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our Units invest in us on a "gross" basis and receive distributions on a "net" basis after our expenses. Also, the incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangements. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.
License Agreement, Expenses Incurred and Conflicts of Interest including those Associated with the Valuation Process
We have entered into a royalty-free license agreement with New Mountain Capital under which New Mountain Capital has agreed to grant us a non-exclusive, royalty-free license to use the name "New Mountain". In addition, we reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our Board must monitor.
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
FOIA and Similar Laws
To the extent that the Investment Adviser determines in good faith that, as a result of the Freedom of Information Act ("FOIA"), any U.S. or non‑U.S. governmental public records access law, any state or other jurisdiction's laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, a unitholder or any of its affiliates may be required to disclose information relating to us, our affiliates and/or any entity in which an investment is made (other than certain fund‑level, aggregate performance information as described in the Fourth A&R LLC Agreement), and such disclosure could affect our competitive advantage in finding attractive investment opportunities. The amount of information that is required to be disclosed has increased in recent years, and that trend may continue. To the extent that disclosure of confidential information relating to us or our portfolio investments results from Units being held by public investors, we may be adversely affected. The Investment Adviser may, to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to such unitholder. Without limiting the foregoing, in the event that any party seeks the disclosure of information relating to us, our affiliates, and/or any entity in which an investment is made under FOIA or any such similar law, the Investment Adviser may, in its discretion, initiate legal action and/or otherwise contest such disclosure, which may or may not be successful, and any expenses incurred therewith will be borne by us. Conversely, potential future regulatory changes applicable to investment advisers and/or the accounts they advise could result in New Mountain Capital becoming subject to additional disclosure requirements, the specific nature of which is as yet uncertain.
Limited Access to Information
Unitholders' rights to information regarding us will be specified, and strictly limited, in the Fourth A&R LLC Agreement. In particular, it is anticipated that the Investment Adviser will obtain certain types of material information from portfolio investments that will not be disclosed to unitholders because such disclosure is prohibited for contractual, legal, or similar obligations outside of the Investment Adviser's control. Decisions by the Investment Adviser to withhold information may have adverse consequences for unitholders in a variety of circumstances. For example, a unitholder that seeks to transfer its Units may have difficulty in determining an appropriate price for such Units. Decisions to withhold information also may make it difficult for unitholders to monitor the Investment Adviser and its performance. Additionally, it is expected that unitholders who designate representatives to participate on the advisory committee may, by virtue of such participation and subject to applicable law, have more information about us and our portfolio investments in certain circumstances than other unitholders generally and may be disseminated information in advance of communication to other unitholders generally.
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
Amendments
The Fourth A&R LLC Agreement may be amended from time to time, including by our Board without the consent of unitholders in circumstances set forth in the Fourth A&R LLC Agreement.
RIC Tax Treatment and Raising Additional Capital
In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our unitholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.
Distributions
We intend to pay quarterly distributions to the unitholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving unitholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to the unitholders could be limited. All distributions are paid at the discretion of our Board and depend on our earnings, financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our unitholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. We cannot assure unitholders that we will continue to pay distributions to the unitholders in the future.
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
Preferred Units
We may, but have no current intention to, issue preferred units. However, to the extent that we do issue preferred units in the future, we cannot assure you that the issuance of preferred Units would result in a higher yield or return to the holders of the Units. The issuance of preferred Units would likely cause the net asset value and fair value of the Units to become more volatile. If the distribution rate on the preferred Units were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Units would be reduced. If the distribution rate on the preferred Units were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of Units than if we had not issued preferred Units. Any decline in the net asset value of our investments would be borne entirely by the holders of Units. Therefore, if the fair value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of Units than if we were not leveraged through the issuance of preferred Units.
We might be in danger of failing to maintain the required asset coverage of the preferred Units or of losing our ratings, if any, on the preferred Units or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred Units. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred Units. In addition, we would pay (and the holders of Units would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred Units, including higher advisory fees if our total return exceeds the distribution rate on the preferred Units. Holders of preferred Units may have different interests and rights than holders of Units and may at times have disproportionate influence over our affairs.
In accordance with the 1940 Act, holders of any preferred Units we might issue, voting separately as a single class, would have the right to elect two members of our Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred unitholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open‑end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Units and preferred Units, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our Leverage Arrangements, if any, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred Units to the extent necessary to enable us to distribute our income as required to qualify for tax treatment as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
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
Fund Expenses
We will pay and bear all fund expenses related to our operations (subject to the Specified Expenses Cap). The amount of these fund expenses will be substantial and will reduce the actual returns realized by the unitholders on their investment in us (and will reduce the amount of capital available to be deployed by us in portfolio investments). As described further in the Fourth A&R LLC Agreement, fund expenses encompass a broad range of expenses, including, but not limited to, reimbursement of expenses to the Administrator pursuant to the Administration Agreement, origination fees, syndication fees, research costs, due diligence costs, bank service fees, broken deal expenses, fees and expenses related to transfer agents, rating agencies, valuation and appraisal agents, third‑party administrators and deal finders, experts, advisers, consultants, engineers and other professionals and service providers, travel, meal and lodging expenses incurred for investment related purposes, outside legal counsel, accountants, indemnification and contribution expenses, expenses related to Fund‑related compliance obligations (including Form PF and Form ADV, blue sky filings and registration statement filings), AIFMD‑related expenses (including Annex IV reporting), and the cost of operational and accounting software and related expenses, the cost of software used by the Investment Adviser and its affiliates to track and monitor investments (i.e., portfolio management software), and risk, research and market data‑related expenses (including software and hardware). For a full list of Fund Expenses, see Item 1. Business—Payment of Expenses in this Annual Report on Form 10-K.
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
Cybersecurity Breaches, Identity Theft and Other Disasters
We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems, or destroy data. If a significant number of our managers were unavailable in the vent of a disaster, our ability to effectively conduct our business could be severely compromised.
The Investment Adviser and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Investment Adviser may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed and stored in, and transmitted through the Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss.
Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. Cybersecurity failures or breaches to the Investment Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators) and issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our unitholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.
Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.
We and our service providers may be impacted by operating restrictions, which may include requiring employees to continue to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.
Cyber-Attacks
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, the Investment Adviser, and the Administrator are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we, the Investment Adviser and the Administrator have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. The Investment Adviser’s and the Administrator’s computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, network failures, computer and technology failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, or other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information relating to unitholders (and their beneficial owners) and sensitive business data (including material nonpublic information of our portfolio companies), processed and stored in, and transmitted through, the Investment Adviser’s and the Administrator’s computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations and the business, financial condition or results of operations of the Investment Adviser, the Administrator and their affiliates. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In the future, the Investment Adviser, the Administrator and our portfolio companies may be required to expend significant additional resources to modify their protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, we, the Investment Adviser and the Administrator may be subject to litigation and financial losses that are not fully insured.
Third parties with which we, the Investment Adviser, the Administrator, and our portfolio companies do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we, the Investment Adviser, the Administrator, and our portfolio companies engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Further, the continued remote working conditions initially resulting from the COVID-19 pandemic have heightened ours and our portfolio companies' vulnerability to a cybersecurity risk or incident.
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
U.S. Capital Markets
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of rising interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

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
U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently in June 2023, which suspended the debt ceiling through early 2025, unless Congress takes legislative action to further extend or defer it. Despite taking action to suspend the debt ceiling, ratings, agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023.
The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our Units at a price below then-current net asset value per Unit. If the Units trade at a discount to our net asset value per Unit, this restriction could adversely affect our ability to raise equity capital. We may, however, sell the Units, or warrants, options or rights to acquire the Units, at a price below our net asset value per Unit if our Board and Independent Directors determine that such sale is in our best interests and the best interests of the unitholders, and the unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more Units, or if we issue senior securities convertible into, or exchangeable for, the Units, the percentage ownership of the unitholders may decline and you may experience dilution.
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
We are party to the Credit Agreement (the “Credit Agreement”) among GIII SPV, as a borrower, us, as collateral manager, various lenders, Goldman Sachs Bank USA, as syndication agent and administrative agent, and Western Alliance Trust Company, N.A., as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility matures on the earlier of (a) May 28, 2028, or (b) 45 days prior to the expiration of our Term and permits borrowings of $785.0 million as of December 31, 2023. The GS Credit Facility had debt outstanding of $646.8 million as of December 31, 2023.
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
Sarbanes‑Oxley Act
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, we have been publicly reporting for at least 12 months and we have filed at least one Annual Report on Form 10-K) or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our Units and one is not expected to develop.
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
"Emerging Growth Company" Under the JOBS Act
We are and will remain an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of any exchange listing, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer (which means the market value of our Units that are held by non‑affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, we have annual investment income of at least $100 million, we have been publicly reporting for at least 12 months and we have filed at least one Annual Report on Form 10-K), and (b) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. There is currently no public market for our Units and one is not expected to develop. For so long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions. If some investors find our Units less attractive as a result, there may be a less active trading market for the Units and the Unit price may be more volatile.
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
Risks Associated with the European Union
The long‑term stability of certain European financial markets remains uncertain and difficult to predict. The possibility of a sovereign default, although more remote now than in years immediately following the crisis, remains a risk in countries where gross government debt, as a percentage of gross domestic product, remains relatively high by comparison to other EU countries, such as Greece, Italy, Cyprus and Portugal. A particularly high level of government debt may be unsustainable for a country that has, and continues to endure, weak economic growth, high unemployment, and has yet to benefit from longer‑term economic reforms. The possibility of default, however unlikely, could nevertheless have a material impact on economic conditions and market activity in the Eurozone and elsewhere in the EU. For example, default by a participating member state could in theory contribute to the collapse of the Eurozone as it is constituted today, resulting in the defaulting member state ceasing to use the Euro as its national currency, or even provide a stimulus for one or more member states may seek to withdraw from EU membership-any of which would likely have an adverse impact on us. Moreover, collapse of the Euro would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other "systemic" risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. Uncertain economic conditions generally affect markets adversely. Volatility in the global credit markets may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. Continuing uncertainty in the Eurozone could have an adverse effect on us by affecting the performance of our investments (whether made in a country that is at greater risk of default or in a country that is economically connected) and our ability to fulfill our investment objectives.
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
Inflation
Inflation may affect our investments adversely in a number of ways. During periods of rising inflation, interest and distribution rates of any instruments we or entities related to portfolio investments may have issued could increase. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay the interest amounts and other payments on our portfolio investments. The fair value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. Certain countries, including the U.S., have recently seen increased levels of inflation and there can be no assurance that continued and more wide-spread inflation will not become a serious problem in the future and have an adverse impact on our returns. There can be no assurance that continued and more wide-spread inflation in the U.S. and/or other economies will not become a more serious problem in the future and have a material adverse impact on our returns.
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
Replacement of LIBOR
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
In the United States, the Secured Overnight Financing Rate ("SOFR") is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities

Business Day. Alternative reference rates that have replaced LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
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
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate unitholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2023 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate unitholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the unitholders. A non-corporate unitholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such unitholder (and beginning in 2026, will be deductible to such unitholder only to the extent they exceed 2% of such unitholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
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
Potential Tax Legislation
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our stockholders of such qualification, or could have other adverse consequences.
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
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Risk Management and Strategy
We rely on the cybersecurity policies and procedures implemented by New Mountain Capital. New Mountain Capital has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of controls, processes, systems, and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our data. Pursuant to New Mountain Capital’s Information Security Program, the New Mountain Capital Information Technology Steering Committee (“ITSC”) is responsible for the development, evolution, and implementation of policies and technical measures to reasonably prevent security incidents. At times New Mountain Capital may also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
New Mountain Capital uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, New Mountain Capital uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, New Mountain Capital also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Investment Adviser, or our Administrator are detected. New Mountain Capital also requires that all employees, including employees of the Investment Adviser and Administrator, complete interactive security awareness training on an annual basis.
Material Impact of Cybersecurity Risks
As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively,” which should be read in conjunction with the information above.
Governance
Our cybersecurity risks and associated mitigations are evaluated by our management and the ITSC as needed, but no less frequently than annually. Management and representatives of the ITSC periodically report to our board of directors on developments to the information security and cybersecurity risks facing us. Reports include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to us. Additional information about cybersecurity risks we face is discussed in Item 1A..—Risk Factors.—Cybersecurity Breaches, Identity Theft and Other Disasters, which should be read in conjunction with the information above.
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
Item 3.    Legal Proceedings
Neither we nor the Investment Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or the Investment Adviser as of December 31, 2023. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
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
Unitholders
As of March 6, 2024, there were 94 holders of record of our Units.
Valuation of Portfolio Securities
Please see Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions of our net investment income and cumulative net realized capital gains (if any) on a quarterly basis, as determined by our Board in its discretion.
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
Unregistered Sales of Equity Securities
There were no Units issued and sold in reliance upon the available exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) and Regulation D promulgated thereunder, and no proceeds received from capital drawdowns delivered pursuant to Subscription Agreements for the year ended December 31, 2023.
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles, and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors, contained in this Annual Report on Form 10-K.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in this Annual Report on Form 10-K.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Delaware limited liability company formed on May 22, 2019. We are a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.

We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement (as amended and restated on June 28, 2023, the "Fourth A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.15 billion. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the "Initial Drawdown"), which occurred on August 2, 2019 (the "Initial Drawdown Date"). The investment period began on July 15, 2019 and ended on July 15, 2023, the four-year anniversary of such date (the "Investment Period"). Our term is until July 15, 2025, six years from July 15, 2019, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one-year extension as determined by our board of directors. Pursuant to the Fourth A&R LLC Agreement, the Investment Adviser extended our Term for an additional one-year period, to July 15, 2026.
We established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV's credit facility. We established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company. We consolidate GIII OEC for accounting purposes, but it is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
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
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $10.0 million to $200.0 million. Our focus is on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
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
As of December 31, 2023, our top five industry concentrations were software, business services, healthcare, consumer services and distribution & logistics.
As of December 31, 2023, our members' capital was approximately $1,108.8 million and our portfolio had a fair value of approximately $1,991.3 million in 93 portfolio companies.

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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2023.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2023.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2023 and December 31, 2022, we recognized PIK interest from investments of approximately $11.5 million and $8.1 million, respectively, and PIK dividends from investments of approximately $9.7 million and $8.1 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2023 and December 31, 2022, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2023:

(in millions)	As of December 31, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$13.2	0.6%	$0.7	0.0%
Orange	31.9	1.6%	27.8	1.4%
Yellow	76.5	3.8%	68.0	3.4%
Green	1,903.5	94.0%	1,894.8	95.2%
	$2,025.1	100.0%	$1,991.3	100.0%

As of December 31, 2023, all investments in our portfolio had a Green Risk Rating, with the exception of three portfolio companies that had a Yellow Risk Rating, one portfolio company that had an Orange Risk Rating and one portfolio company that had a Red Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,991.3 million in 93 portfolio companies at December 31, 2023 and approximately $2,053.9 million in 99 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the years ended December 31, 2023 and December 31, 2022:

	Year Ended
(in millions)	December 31, 2023	December 31, 2022
New investments in 28 and 52 portfolio companies, respectively	$68.1	$551.9
Debt repayments in existing portfolio companies	(103.9)	(145.4)
Sales of securities in 9 and 5 portfolio companies, respectively	(73.8)	(46.4)
Change in unrealized appreciation on 74 and 12 portfolio companies, respectively	39.7	1.5
Change in unrealized depreciation on 25 and 92 portfolio companies, respectively	(20.2)	(53.3)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations for the Years Ended December 31, 2023 and December 31, 2022
Results of Operations for the fiscal year ended December 31, 2021 can be found in Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on March 9, 2023, which is incorporated by reference herein.
Revenue

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Total interest income	$235,139	$159,863
Dividend income	9,724	8,133
Fee income	2,176	7,793
Total investment income	$247,039	$175,789
Our total investment income increased by approximately $71.3 million, or 41%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. For the year ended December 31, 2023, total investment income of approximately $247.0 million consisted of approximately $219.3 million in cash interest from investments, approximately $11.5 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $4.3 million, approximately $9.7 million in PIK dividends from investments and approximately $2.2 million in fee income.
The increase in interest income of approximately $75.3 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to higher SOFR rates on our floating rate assets. Our increase in dividend income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to 1 new investment in preferred securities during the year ended December 31, 2023. Fee income during the year ended December 31, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to closing, upfront, amendment and consent fees received from 14 different portfolio companies and a change of control fee received from one of our portfolio companies.The decrease in fee income of approximately $5.6 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to the ending of our Investment Period in July 2023.

Operating Expenses

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Management fee	$13,195	$13,206
Less: management fee waiver	(507)	(270)
Net management fee	12,688	12,936
Incentive fee	24,071	18,119
Interest and other financing expenses	67,864	37,744
Administrative expenses	3,018	2,666
Professional fees	1,804	1,435
Other general and administrative expenses	248	267
Net expenses before income taxes	109,693	73,167
Income tax (benefit) expense	922	(72)
Net expenses after income taxes	$110,615	$73,095
Our total net operating expenses increased by approximately $37.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Our management fee, net of a management fee waiver, decreased by approximately $0.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a higher management fee waiver pursuant to the Expense Limitation and Reimbursement Agreement in effect with our Investment Adviser. Our incentive fee increased by approximately $6.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, which was attributable to increased net investment income.
Interest and other financing expenses increased by approximately $30.1 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to higher SOFR rates on our floating rate borrowings as well as the accelerated amortization, in accordance with GAAP, of the remaining deferred financing costs associated with the the Wells Credit Facility, as defined in Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings, upon the termination of such credit facility.
Our administrative expenses, professional fees, and other general and administrative expenses each remained relatively flat. Income tax expense increased by approximately $1.0 million due to income taxes on income allocated to GIII OEC, which holds preferred shares in OEC Holdco, LLC.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Net realized gains (losses) on investments	$(793)	$(652)
Net change in unrealized appreciation (depreciation) of investments	19,558	(51,838)
Benefit (provision) for taxes	484	(333)
Net realized and unrealized gains (losses)	$19,249	$(52,823)
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $19.3 million for the year ended December 31, 2023 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $52.8 million for the year ended December 31, 2022. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2023 was primarily driven by the overall increase in market prices of our investments offset by unrealized depreciation on our investment in New Trojan Parent Inc., net of realized losses on 9 positions. The benefit for income taxes for the year ended December 31, 2023 as compared to the provision for taxes for the year ended December 31, 2022 is due to the change in valuation of an equity investment that is held as of December 31, 2023 in one of our wholly owned subsidiaries. The net loss for the year ended December 31, 2022 was primarily driven by the overall decrease in market prices of our investments and realized losses on 4 positions, as well as accelerated amortization recognized due to the early repayment of 9 of our investments during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial unitholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2023, our asset coverage ratio was 220.3%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On December 31, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2023	December 31, 2022
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of December 31, 2023, our outstanding borrowings consisted of the the Unsecured Notes and the GS Credit Facility. As of December 31, 2022, our outstanding borrowings consisted of the Wells Credit Facility and the Unsecured Notes. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $69.9 million and $28.3 million, respectively. Our cash provided by (used in) operating activities for the years ended December 31, 2023 and December 31, 2022 was approximately $220.6 million and $(351.3) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $119.3 million and $234.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2023 and December 31, 2022, we had no commitment letters to purchase investments, which could require funding in the future. As of December 31, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
GS Credit Facility (1)	$646.8	$—	$646.8	$—	$—
Unsecured Notes (2)	275.0	—	275.0	—	—
Total Contractual Obligations	$921.8	$—	$921.8	$—	$—

(1)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($646.8 million as of December 31, 2023) must be repaid on or before (a) May 28, 2028, or (b) 45 days prior to the expiration of our Term. As of December 31, 2023, there was approximately $138.2 million capacity remaining under the GS Credit Facility. See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K, for material details on the GS Credit Facility.
(2)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased and $100.0 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
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
Distributions and Dividends
Distributions declared to unitholders for the years ended December 31, 2023 and December 31, 2022 were approximately $138.3 million and $102.3 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the years ended December 31, 2023 and December 31, 2022, total distributions declared were $138.3 million and $102.3 million, respectively, of which the distributions were both comprised of approximately 100.00% and 100.00%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2023, approximately $1.1 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2023, $0.4 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On August 30, 2022, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior orders issued on October 8, 2019 and December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of December 31, 2023, 94.6% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor and approximately 5.4% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR and prime rates.
The following table estimates the potential changes in interest income net of interest expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2023. Interest expense is calculated based on the terms of our outstanding credit facility and unsecured notes. For our borrowings, we use the outstanding balance as of December 31, 2023. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.76)%
Base Interest Rate	—%
+100 Basis Points	7.05%
+200 Basis Points	14.10%
+300 Basis Points	21.15%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedules of investments as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the three years in the period ended December 31, 2023, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
March 6, 2024
We have served as the Company’s auditor since 2019.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)

	December 31, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,025,054 and $2,107,206, respectively)	$1,991,345	$2,053,939
Cash and cash equivalents	69,873	28,266
Interest and dividend receivable	15,468	12,684
Deferred tax asset	150	—
Other assets	686	312
Total assets	$2,077,522	$2,095,201
Liabilities
Borrowings
GS Credit Facility	$646,800	$—
Unsecured Notes	275,000	275,000
Wells Credit Facility	—	685,600
Deferred financing costs (net of accumulated amortization of $7,959 and $3,577, respectively)	(9,211)	(5,241)
Net borrowings	912,589	955,359
Distribution payable	35,506	28,956
Interest payable	9,690	8,472
Incentive fee payable	6,013	5,501
Management fee payable	2,792	3,301
Payable to affiliate	520	313
Deferred tax liability	—	333
Other liabilities	1,661	1,541
Total liabilities	968,771	1,003,776
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 114,906,527 units issued and outstanding, respectively	1,145,376	1,145,376
Accumulated overdistributed earnings	(36,625)	(53,951)
Total members' capital	$1,108,751	$1,091,425
Total liabilities and members' capital	$2,077,522	$2,095,201
Members' capital per unit	$9.65	$9.50

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)

	Year Ended December 31,
	2023	2022	2021
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$223,624	$151,753	$53,283
PIK interest income	11,515	8,110	1,590
Dividend income	9,724	8,133	2,293
Fee income	2,176	7,793	14,888
Total investment income	247,039	175,789	72,054
Expenses
Interest and other financing expenses	67,864	37,744	10,911
Incentive fee	24,071	18,119	7,731
Management fee	13,195	13,206	6,980
Administrative expenses	3,018	2,666	1,735
Professional fees	1,804	1,435	912
Organizational and offering expenses	—	—	647
Other general and administrative expenses	248	267	198
Total expenses	110,200	73,437	29,114
Less: management fees waived (See Note 5)	(507)	(270)	(965)
Net expenses	109,693	73,167	28,149
Net investment income before income taxes	137,346	102,622	43,905
Income tax expense (benefit)	922	(72)	92
Net investment income	136,424	102,694	43,813

Net realized losses on investments	(793)	(652)	—
Net change in unrealized appreciation (depreciation) of investments	19,558	(51,838)	(3,508)
Benefit (provision) for taxes	484	(333)	—
Net realized and unrealized gains (losses)	19,249	(52,823)	(3,508)
Net increase in members' capital resulting from operations	$155,673	$49,871	$40,305
Earnings per unit (basic & diluted)	$1.35	$0.45	$0.99
Weighted average common units outstanding - basic & diluted (See Note 11)	114,906,527	109,743,604	40,862,822
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)

	Year Ended December 31,
	2023	2022	2021
Increase (decrease) in members' capital resulting from operations
Net investment income	$136,424	$102,694	$43,813
Net realized losses on investments	(793)	(652)	—
Net change in unrealized appreciation (depreciation) of investments	19,558	(51,838)	(3,508)
Benefit (provision) for taxes	484	(333)	—
Net increase in members' capital resulting from operations	155,673	49,871	40,305
Capital transactions
Contributions	—	229,812	665,458
Placement fees	—	(270)	(966)
Distributions declared to unitholders from net investment income	(138,347)	(102,267)	(44,293)
Total net increase (decrease) in members' capital resulting from capital transactions	(138,347)	127,275	620,199
Net increase in members' capital	17,326	177,146	660,504
Members' capital at the beginning of the period	1,091,425	914,279	253,775
Members' capital at the end of the period	$1,108,751	$1,091,425	$914,279

Capital unit activity
Units issued	—	22,981,305	66,545,764
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase in members' capital resulting from operations	$155,673	$49,871	$40,305
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized losses on investments	793	652	—
Net change in unrealized (appreciation) depreciation of investments	(19,558)	51,838	3,508
Amortization of purchase discount	(4,182)	(3,552)	(2,288)
Amortization of deferred financing costs	4,381	2,101	860
Non-cash investment income	(20,754)	(14,309)	(5,165)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(68,133)	(552,023)	(1,453,775)
Proceeds from sales and paydowns of investments	177,682	191,822	170,697
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	35	312	798
Cash paid for purchase of drawn portion of revolving credit facilities	—	(141)	(1,881)
Cash paid on drawn revolvers	(43,690)	(46,705)	(11,434)
Cash repayments on drawn revolvers	40,401	43,349	7,073
Interest and dividend receivable	(2,784)	(4,977)	(6,168)
Deferred tax asset	(150)	—	—
Other assets	(374)	475	(736)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	—	(79,176)	79,176
Interest payable	1,218	5,596	2,369
Incentive fee payable	512	2,174	2,548
Management fee payable	(509)	931	1,401
Deferred Tax Liability	(333)	333	—
Payable to affiliates	207	3	156
Other liabilities	120	115	661
Net cash flows provided by (used in) operating activities	220,555	(351,311)	(1,171,895)
Cash flows from financing activities
Distributions	(131,797)	(92,788)	(29,718)
Net proceeds from issuance of common units	—	229,812	665,458
Proceeds from BMO Subscription Line	—	63,000	392,000
Repayment of BMO Subscription Line	—	(155,000)	(383,451)
Proceeds from Wells Credit Facility	223,400	541,500	441,500
Repayment of Wells Credit Facility	(909,000)	(329,000)	(68,000)
Proceeds from Unsecured Notes	—	100,000	175,000
Proceeds from GS Credit Facility	646,800	—	—
Placement fees paid	—	(270)	(700)
Deferred financing costs paid	(8,351)	(1,798)	(4,839)
Net cash flows (used in) provided by financing activities	(178,948)	355,456	1,187,250
Net increase (decrease) in cash and cash equivalents	41,607	4,145	15,355
Cash and cash equivalents at the beginning of the period	28,266	24,121	8,766
Cash and cash equivalents at the end of the period	$69,873	$28,266	$24,121

Supplemental disclosure of cash flow information
Cash interest paid	$61,884	$29,469	$7,169
Income taxes paid	1,119	92	—
Non-cash financing activities:
Distributions declared and payable	$35,506	$28,956	$19,477
Accrual for placement fees	—	—	266
Accrual for deferred financing costs	—	—	135
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	12/2021	07/2025	$41,650	$41,554	$41,650
	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	08/2019	07/2025	13,244	13,209	13,244
								54,894	54,763	54,894	4.95%
GS Acquisitionco, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	02/2020	05/2026	52,856	52,744	52,856	4.77%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	20,173	20,046	20,173
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	19,980	19,837	19,980
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	12,023	11,905	11,515
								52,176	51,788	51,668	4.66%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.61%	05/2022	05/2029	49,250	48,848	49,250	4.44%
OA Buyer, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	45,865	45,513	45,865
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	05/2022	12/2028	2,903	2,880	2,903
								48,768	48,393	48,768	4.40%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.11%	08/2021	10/2027	39,275	39,187	39,275
	Subordinated(4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,513	3,465	3,460
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	01/2022	10/2027	3,059	3,037	3,059
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	01/2022	10/2027	2,052	2,037	2,052
								47,899	47,726	47,846	4.32%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	12/2021	12/2028	38,500	38,200	38,500
	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	12/2021	12/2028	9,300	9,228	9,300
								47,800	47,428	47,800	4.31%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	12/2021	12/2028	40,190	39,959	40,190
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.25%	12.75%	12/2021	12/2027	2,431	2,426	2,431
								42,621	42,385	42,621	3.84%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.70%	12/2021	12/2028	41,867	41,568	39,732
	First Lien(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.75%	12/2021	12/2028	2,176	2,172	2,065
								44,043	43,740	41,797	3.77%
Diamondback Acquisition, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	09/2021	09/2028	42,196	41,887	41,605	3.75%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.28%	11/2021	11/2027	$40,847	$40,628	$37,833
	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.28%	11/2021	11/2027	3,560	3,541	3,297
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.28%	11/2021	05/2027	241	249	223
								44,648	44,418	41,353	3.73%
Anaplan, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.85%	06/2022	06/2029	40,440	40,102	40,440	3.65%
GraphPAD Software, LLC
Healthcare	First Lien(2)(4)	SOFR(S)	+	5.50%	11.22%	12/2021	04/2027	17,845	17,786	17,845
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.19%	04/2021	04/2027	10,237	10,206	10,238
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.13%	12/2021	04/2027	9,932	9,901	9,932
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.22%	10/2021	04/2027	1,574	1,569	1,574
	First Lien(2)(4)(5) - Drawn	P(Q)	+	5.00%	13.50%	04/2021	04/2027	750	750	750
								40,338	40,212	40,339	3.64%
IG Investments Holdings, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.48%	09/2021	09/2028	38,942	38,654	38,942	3.51%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	10/2021	10/2028	19,577	19,432	19,242
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	12/2021	10/2028	14,186	14,078	13,943
								33,763	33,510	33,185	2.99%
Associations, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.18%	07/2021	07/2027	18,351	18,299	18,351
	First Lien(2)(4)	SOFR(Q)*	+	4.00%+2.50%/PIK	12.15%	07/2021	07/2027	4,518	4,504	4,518
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.13%	07/2021	07/2027	4,518	4,505	4,518
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.13%	07/2021	07/2027	2,728	2,720	2,728
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.17%	07/2021	07/2027	2,170	2,164	2,170
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.50%	12.14%	07/2021	07/2027	626	626	626
								32,911	32,818	32,911	2.97%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.20%	08/2021	08/2028	28,376	28,169	27,857
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.20%	08/2021	08/2028	2,987	2,981	2,932
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.75%	11.20%	08/2021	08/2027	1,986	1,975	1,949
								33,349	33,125	32,738	2.95%
iCIMS, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.62%	08/2022	08/2028	27,556	27,373	27,757
	First Lien(4)	SOFR(Q)	+	7.25%	12.62%	10/2022	08/2028	4,508	4,475	4,553
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.10%	08/2022	08/2028	421	422	421
								32,485	32,270	32,731	2.95%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)*	+	3.50% +2.75%/PIK	11.72%	12/2021	11/2028	31,584	31,298	31,584	2.85%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)*	+	7.00%/PIK	12.35%	11/2021	11/2028	$27,534	$27,372	$27,534
	First Lien(4)	SOFR(Q)*	+	7.00%/PIK	12.35%	03/2022	11/2028	3,774	3,750	3,774
								31,308	31,122	31,308	2.82%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	12/2021	09/2028	24,500	24,312	24,088
	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	09/2021	09/2028	3,945	3,919	3,878
	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	09/2021	09/2028	2,788	2,761	2,742
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.75%	11.22%	09/2021	09/2027	112	113	110
								31,345	31,105	30,818	2.78%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	8.25%	13.70%	07/2022	07/2029	20,105	19,891	20,105
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	07/2021	07/2028	9,059	9,010	9,059
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	07/2022	07/2028	1,564	1,551	1,564
								30,728	30,452	30,728	2.77%
Foreside Financial Group, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.04%	05/2022	09/2027	29,087	28,870	29,087
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	11.02%	05/2022	09/2027	859	856	859
								29,946	29,726	29,946	2.70%
Galway Borrower LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.70%	09/2021	09/2028	29,741	29,511	29,741	2.68%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	10/2021	10/2028	29,299	29,092	29,115
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.95%	10/2021	10/2027	146	156	145
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.98%	06/2022	10/2028	142	139	141
	First Lien(4)	SOFR(Q)	+	5.50%	10.95%	10/2021	10/2028	82	74	82
								29,669	29,461	29,483	2.66%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.25%	12/2021	12/2027	17,521	17,395	17,239
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.28%	12/2021	12/2027	5,881	5,839	5,786
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.25%	12/2021	12/2027	5,844	5,802	5,750
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.75%	11.26%	12/2021	12/2027	536	539	528
								29,782	29,575	29,303	2.64%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	11/2021	11/2027	23,817	23,635	23,817
	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	05/2021	11/2027	4,888	4,865	4,888
								28,705	28,500	28,705	2.59%
Icebox Holdco III, Inc.
Distribution & Logistics	Second Lien(2)(4)	SOFR(Q)	+	6.75%	12.36%	12/2021	12/2029	30,000	29,877	28,641	2.58%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CFS Management, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.61%	08/2019	07/2024	$23,817	$23,792	$20,809
	First Lien(2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.61%	09/2021	07/2024	5,610	5,604	4,901
	First Lien(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.61%	08/2019	07/2024	2,127	2,126	1,859
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	6.25% +0.75%/PIK	13.36%	02/2022	07/2024	365	369	319
								31,919	31,891	27,888	2.52%
OEC Holdco, LLC (12)
OEConnection LLC
Software	Second Lien(2)(4)	SOFR(M)	+	7.00%	12.46%	12/2021	09/2027	19,234	19,098	19,234
	Second Lien(2)(4)	SOFR(M)	+	7.00%	12.46%	09/2019	09/2027	7,677	7,633	7,677
								26,911	26,731	26,911	2.43%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	06/2022	06/2029	26,068	25,906	26,068
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.86%	06/2022	06/2029	399	398	399
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	06/2022	06/2029	97	97	97
								26,564	26,401	26,564	2.40%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.28%	03/2021	03/2029	26,250	26,291	26,250	2.37%
MRI Software LLC
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	01/2020	02/2027	16,675	16,631	16,632
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	03/2021	02/2027	8,897	8,885	8,874
								25,572	25,516	25,506	2.30%
Businessolver.com, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	24,164	24,078	24,164
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	560	559	560
								24,724	24,637	24,724	2.23%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien(2)(4)	SOFR(M)	+	6.75%	12.22%	11/2021	12/2029	24,900	24,799	24,148	2.18%
Bullhorn, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	18,653	18,589	18,653
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	10/2021	09/2026	3,855	3,849	3,855
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	863	860	863
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	387	386	387
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	308	307	308
								24,066	23,991	24,066	2.17%
USRP Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.18%	07/2021	07/2027	23,338	23,180	23,338	2.10%
Avalara, Inc.
Software	First Lien(4)	SOFR(Q)	+	7.25%	12.60%	10/2022	10/2028	21,654	21,423	21,654	1.95%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MED Parentco, LP
Healthcare	Second Lien(2)(4)	SOFR(M)	+	8.25%	13.72%	08/2019	08/2027	$22,000	$21,908	$21,221	1.91%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.75%	11.20%	06/2022	06/2028	20,982	20,982	20,605	1.86%
KAMC Holdings, Inc
Business Services	Second Lien(2)(4)	SOFR(Q)	+	8.00%	13.63%	08/2019	08/2027	22,500	22,406	20,495	1.85%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	09/2021	09/2027	19,075	18,945	18,588
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	09/2021	09/2027	976	975	951
								20,051	19,920	19,539	1.76%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.28%	03/2021	08/2025	8,288	8,271	8,095
	First Lien(2)(4)	SOFR(Q)	+	6.25%	11.78%	08/2020	08/2025	7,298	7,265	7,155
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.28%	03/2021	08/2025	2,025	2,021	1,978
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.25%	11.76%	08/2020	08/2025	1,261	1,268	1,236
	First Lien(4)	SOFR(Q)	+	6.25%	11.78%	08/2020	08/2025	611	608	599
	First Lien(4)	SOFR(Q)	+	6.25%	11.78%	08/2020	08/2025	385	383	377
								19,868	19,816	19,440	1.75%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	12.14%	08/2021	08/2029	19,706	19,643	19,355	1.75%
Daxko Acquisition Corporation
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	10/2021	10/2028	17,569	17,438	17,569
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	10/2021	10/2028	1,480	1,473	1,480
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.50%	13.00%	10/2021	10/2027	89	93	89
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	10/2021	10/2028	88	84	88
								19,226	19,088	19,226	1.73%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	12.28%	02/2022	02/2028	18,409	18,274	18,253
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	12.28%	02/2022	02/2028	835	835	828
								19,244	19,109	19,081	1.72%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(S)	+	6.75%	12.35%	05/2021	11/2027	18,882	18,882	17,671	1.59%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	6.50%	11.96%	05/2021	05/2027	16,848	16,736	16,848	1.52%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	11.78%	04/2021	04/2028	17,541	17,438	16,225	1.46%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Granicus, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	5.50% +1.50%/PIK	12.48%	01/2021	01/2027	$13,672	$13,613	$13,672
	First Lien(4)	SOFR(Q)	+	6.00%	11.48%	04/2021	01/2027	2,271	2,258	2,271
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	6.50%	11.96%	01/2021	01/2027	252	254	252
								16,195	16,125	16,195	1.46%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	02/2022	02/2028	11,809	11,765	11,809
	First Lien(4)	SOFR(Q)	+	5.50%	11.00%	02/2022	02/2028	3,286	3,282	3,286
	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	02/2022	02/2028	431	431	431
								15,526	15,478	15,526	1.40%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.09%	11.64%	03/2021	03/2028	11,101	10,990	11,029
	First Lien(2)(4)	SOFR(Q)	+	6.09%	11.62%	03/2021	03/2028	2,302	2,296	2,287
								13,403	13,286	13,316	1.20%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.41%	11.75%	03/2021	04/2028	9,415	9,367	9,132
	First Lien(2)(4)	SOFR(Q)	+	6.41%	11.75%	02/2022	04/2028	2,078	2,071	2,016
	First Lien(4)	SOFR(Q)	+	6.41%	11.75%	03/2021	04/2028	1,575	1,567	1,528
	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.85%	12/2022	04/2028	494	488	480
								13,562	13,493	13,156	1.19%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	08/2021	08/2028	10,709	10,632	10,453
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	08/2021	08/2028	1,898	1,891	1,853
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	08/2021	08/2028	679	667	662
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	08/2021	08/2027	172	174	168
								13,458	13,364	13,136	1.18%
Syndigo LLC
Software	Second Lien(4)	SOFR(M)	+	8.00%	13.48%	12/2020	12/2028	12,500	12,432	12,500	1.13%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	01/2022	12/2026	5,075	5,043	5,075
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	01/2022	12/2026	5,044	5,011	5,044
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	01/2022	12/2026	1,526	1,515	1,526
								11,645	11,569	11,645	1.05%
Specialtycare, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.41%	06/2021	06/2028	11,609	11,511	11,145
	First Lien(4)	SOFR(Q)	+	5.75%	11.41%	06/2021	06/2028	84	83	80
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	4.00%	9.46%	06/2021	06/2026	39	41	38
								11,732	11,635	11,263	1.02%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	12.22%	03/2021	03/2029	12,188	12,165	10,999	0.99%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PDQ.com Corporation
Software	First Lien(2)(4)	SOFR(Q)	+	5.21%	10.66%	12/2021	08/2027	$5,600	$5,580	$5,600
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.21%	10.68%	12/2021	08/2027	5,389	5,371	5,389
								10,989	10,951	10,989	0.99%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(4)	SOFR(M)	+	6.00%	11.46%	08/2021	08/2028	10,445	10,382	10,445	0.94%
Maverick Bidco Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.28%	04/2021	05/2028	10,200	10,178	10,039	0.91%
CRCI Longhorn Holdings, Inc.
Business Services	Second Lien(2)(4)	SOFR(M)	+	7.25%	12.71%	07/2021	08/2026	10,000	9,986	9,956	0.90%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	6,991	6,937	6,921
	First Lien(4)	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	2,742	2,726	2,715
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	222	220	220
								9,955	9,883	9,856	0.89%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.29%	06/2021	06/2027	7,449	7,401	7,449
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	5.75%	11.19%	06/2021	06/2027	1,971	1,958	1,971
								9,420	9,359	9,420	0.85%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(2)	SOFR(Q)	+	6.00%	11.53%	03/2020	02/2026	7,978	7,962	7,978
	First Lien(2)	SOFR(Q)	+	8.00%	13.54%	10/2020	08/2026	1,436	1,428	1,436
								9,414	9,390	9,414	0.85%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.73%	10/2021	10/2028	8,502	8,439	8,337
	First Lien(4)	SOFR(Q)	+	5.25%	10.76%	10/2021	10/2028	974	967	955
								9,476	9,406	9,292	0.84%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	14.10%	07/2021	07/2027	8,403	8,344	8,038
	First Lien(2)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	14.11%	07/2021	07/2026	935	931	894
								9,338	9,275	8,932	0.81%
Huskies Parent, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	12/2021	11/2028	8,376	8,328	8,160
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	11.00%	12/2021	11/2027	724	720	705
								9,100	9,048	8,865	0.80%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	6.53%	11.97%	03/2022	04/2029	8,301	8,250	8,301
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.10%	03/2022	04/2028	90	90	90
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.53%	11.91%	03/2022	04/2029	67	61	67
								8,458	8,401	8,458	0.76%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Ministry Brands Holdings, LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2028	$6,939	$6,912	$6,814
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2028	702	701	689
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	11.28%	12/2021	12/2027	362	361	355
								8,003	7,974	7,858	0.71%
Smile Doctors LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.90%	11.30%	02/2022	12/2028	7,883	7,849	7,779	0.70%
EAB Global, Inc.
Education	Second Lien(2)(4)	SOFR(M)	+	6.50%	11.97%	08/2021	08/2029	7,354	7,270	7,354	0.66%
Safety Borrower Holdings LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.75%	09/2021	09/2027	6,904	6,881	6,904
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.25%	12.75%	09/2021	09/2027	384	383	384
								7,288	7,264	7,288	0.66%
Community Brands ParentCo, LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	02/2022	02/2028	7,091	7,038	6,899	0.62%
USIC Holdings, Inc.
Business Services	Second Lien	SOFR(Q)	+	6.50%	12.11%	05/2021	05/2029	7,000	6,974	6,550	0.59%
YLG Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.00%	10.48%	10/2021	10/2025	6,079	6,060	6,079
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.99%	10/2021	10/2025	404	394	404
								6,483	6,454	6,483	0.58%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	3.50%	9.14%	09/2019	08/2024	9,666	9,047	5,800
	First Lien(2)	SOFR(M)	+	9.50%	14.98%	12/2023	05/2024	457	457	457
	First Lien	SOFR(M)	+	9.50%	14.98%	12/2023	05/2024	157	157	157
								10,280	9,661	6,414	0.58%
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.97%	02/2021	04/2029	6,388	6,353	6,404	0.58%
Calabrio, Inc.
Software	First Lien	SOFR(M)	+	7.13%	12.48%	04/2021	04/2027	5,979	5,953	5,920
	First Lien(2)(5) - Drawn	SOFR(M)	+	7.13%	12.48%	04/2021	04/2027	411	411	407
								6,390	6,364	6,327	0.57%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(4)	SOFR(M)	+	6.75%	12.22%	05/2021	05/2029	6,000	5,970	5,693	0.51%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.40%	05/2022	05/2029	5,224	5,181	5,182
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	6.00%	11.39%	05/2022	05/2029	463	459	459
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	6.00%	11.42%	05/2022	05/2028	25	27	25
								5,712	5,667	5,666	0.51%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	6.75%	12.32%	05/2021	05/2027	4,641	4,612	4,641	0.42%
Mamba Purchaser, Inc.
Healthcare	Second Lien(4)	SOFR(M)	+	6.50%	11.97%	09/2021	10/2029	4,354	4,336	4,347	0.39%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	11.46%	08/2021	10/2029	$4,006	$3,998	$3,860	0.35%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(4)	SOFR(S)	+	8.25%	13.75%	08/2019	09/2024	2,134	2,131	2,134	0.19%
AG Parent Holdings, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.00%	10.65%	07/2019	07/2026	1,970	1,966	1,938	0.17%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	11.61%	02/2021	02/2029	1,865	1,862	1,753	0.16%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	12/2021	02/2026	1,739	1,735	1,739	0.16%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	1,000	834	859	0.09%
New Trojan Parent, Inc.
Healthcare	Second Lien(4)	SOFR(M)	+	7.25%	12.72%	01/2021	01/2029	13,238	13,189	703	0.07%
Total Funded Debt Investments - United States								$1,902,756	$1,891,533	$1,858,847	167.65%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(4)	SOFR(M)	+	8.25%	13.72%	10/2019	10/2027	$22,500	$22,404	$22,500	2.03%
Total Funded Debt Investments - United Kingdom								$22,500	$22,404	$22,500	2.03%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second Lien(2)(4)	SOFR(M)	+	8.00%	13.47%	09/2019	05/2027	$12,000	$12,000	$11,982	1.08%
Total Funded Debt Investments - Canada								$12,000	$12,000	$11,982	1.08%
Total Funded Debt Investments								$1,937,256	$1,925,937	$1,893,329	170.76%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	Fixed(S)*		7.00%/PIK	7.00%	09/2021	—	30,082	$37,626	$39,970	3.60%
OEC Holdco, LLC (12)
Software	Preferred shares (3)(4)	Fixed(S)*		11.00%/PIK	11.00%	12/2021	—	17,786	20,782	20,008	1.80%
ACI Parent Inc. (11)
Healthcare	Preferred shares (4)	Fixed(Q)*		11.75%/PIK	11.75%	08/2021	—	12,500	16,414	15,040	1.36%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	Fixed(S)*		11.75%/PIK	11.75%	06/2022	—	9,061	10,066	10,179	0.92%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	14.85%	04/2021	—	5,000	6,877	6,191	0.56%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*		10.50%/PIK	10.50%	04/2021	—	5,000	6,386	6,082	0.55%
Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)	Fixed(Q)*		11.00%/PIK	11.00%	05/2021	—	1,167	1,497	1,432	0.13%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	—	—	11/2021	—	10	$—	$—	—%
Total Shares - United States								$99,648	$98,902	8.92%
Total Shares								$99,648	$98,902	8.92%
Total Funded Investments								$2,025,585	$1,992,231	179.68%
Unfunded Debt Investments - United States
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	$3,222	$(24)	$—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(16)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2022	12/2026	1,572	(10)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,213	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(2)(5) - Undrawn	—	—	—	03/2020	02/2025	592	(1)	—	—%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(2)	—	—%
Associations, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2027	1,146	(6)	—	—%
Avalara, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(22)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(30)	—	—%
Bullhorn, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2019	09/2026	964	(3)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2024	3,027	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	04/2024	619	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,242	(12)	—
							1,861	(12)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2024	$3,894	$—	$—
	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	09/2027	931	(9)	—
							4,825	(9)	—	—%
Galway Borrower LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,894	(12)	—	—%
Granicus, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2021	01/2027	955	(7)	—	—%
iCIMS, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2022	08/2024	5,634	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,101	(18)	—
							7,735	(18)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(7)	—	—%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	05/2024	3,196	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	3,103	(20)	—	—%
GraphPAD Software, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	750	(4)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2020	05/2026	2,362	(6)	—	—%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,481	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,664	(9)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(43)	—	—%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(26)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PDQ.com Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	01/2024	$8,857	$—	$—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	11/2026	1,998	(31)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)(5) - Undrawn	—	—	—	03/2022	04/2024	1,056	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	03/2022	04/2028	360	(3)	—
							1,416	(3)	—	—%
Recorded Future, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2019	07/2025	1,630	(4)	—	—%
Relativity ODA LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	1,439	(10)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	128	(1)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2024	572	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2027	727	(5)	—
							1,299	(5)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2027	432	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	10/2027	2,480	(5)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	12/2024	3,963	—	—	—%
Calabrio, Inc.
Software	First Lien(2)(5) - Undrawn	—	—	—	04/2021	04/2027	309	(2)	(3)	(0.00)%
MRI Software LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2020	02/2027	1,170	(3)	(3)	(0.00)%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	306	(3)	(6)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Ministry Brands Holdings, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	$316	$(2)	$(6)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	240	(4)	(8)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	447	(4)	(8)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(10)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	605	(6)	(5)
	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2024	794	—	(6)
							1,399	(6)	(11)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2023	03/2025	905	—	(12)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	09/2024	683	—	(7)
	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(5)	(7)
							1,419	(5)	(14)	(0.00)%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2020	08/2025	1,074	(13)	(21)	(0.00)%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	545	—	(5)
	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(18)	(22)
							3,175	(18)	(27)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,847	(18)	(30)	(0.00)%
Community Brands ParentCo, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	425	(3)	(11)
	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	849	—	(23)
							1,274	(3)	(34)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(36)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	$1,548	$(15)	$(39)	(0.00)%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,782	(28)	(18)
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2024	4,539	—	(29)
							7,321	(28)	(47)	(0.00)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	973	(10)	(23)
	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2024	1,415	—	(34)
							2,388	(10)	(57)	(0.01)%
CFS Management, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	764	(5)	(96)	(0.02)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(11)	(169)	(0.02)%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,373	(25)	(249)	(0.03)%
Total Unfunded Debt Investments - United States							$119,343	$(531)	$(886)	(0.08)%
Total Unfunded Debt Investments							$119,343	$(531)	$(886)	(0.08)%
Total Non-Controlled/Non-Affiliated Investments								$2,025,054	$1,991,345	179.60%
Total Investments								$2,025,054	$1,991,345	179.60%

(1)New Mountain Guardian III BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the GS Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Guardian III SPV, L.L.C. as the Borrower, Goldman Sachs Bank USA as the Syndication Agent and Administrative Agent, and Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator. See Note 6. Borrowings, for details.
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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2023.
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

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)
(8)The Company holds investments in two subsidiaries of Project Essential Topco, Inc. The Company holds a first lien term loan and first lien revolver in Project Essential Bidco, Inc. and preferred equity in Project Essential Super Parent, Inc. The preferred equity in Project Essential Super Parent, Inc. is entitled to receive cumulative preferential dividends at a rate of SOFR + 9.50% per annum.
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
*    All or a portion of interest or dividends contains PIK interest or dividends.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, 1.66% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023

December 31, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	78.20%
Second lien	15.03%
Subordinated	1.80%
Equity and other	4.97%
Total investments	100.00%

December 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	38.33%
Business Services	20.92%
Healthcare	20.26%
Consumer Services	6.39%
Distribution & Logistics	4.28%
Financial Services	4.01%
Consumer Products	2.06%
Packaging	1.49%
Education	1.34%
Specialty Chemicals & Materials	0.92%
Total investments	100.00%

December 31, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.55%
Fixed rates	5.45%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First lien (2)(4)	L(Q)	+	5.25%	9.98%	12/2021	07/2025	$42,075	$41,920	$41,722
	First lien (4)	L(Q)	+	5.25%	9.98%	08/2019	07/2025	13,380	13,324	13,267
								55,455	55,244	54,989	5.04%
GS Acquisitionco, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	5.75%	9.92%	02/2020	05/2026	44,167	44,021	43,774
	First lien (4)	SOFR(Q)	+	5.75%	9.92%	02/2020	05/2026	9,239	9,231	9,158
								53,406	53,252	52,932	4.85%
Bottomline Technologies, Inc.
Software	First lien (4)	SOFR(M)	+	5.50%	9.82%	05/2022	05/2029	49,747	49,286	49,251	4.51%
OA Buyer, Inc.
Healthcare	First lien (2)(4)	L(M)	+	5.75%	10.13%	12/2021	12/2028	46,332	45,923	45,957
	First lien (2)(4)	L(M)	+	5.75%	10.13%	05/2022	12/2028	2,933	2,906	2,909
								49,265	48,829	48,866	4.48%
Notorious Topco, LLC
Consumer Products	First lien (2)(4)	SOFR(Q)	+	6.75%	10.99%	11/2021	11/2027	41,264	41,001	40,571
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	10.99%	11/2021	11/2027	3,596	3,557	3,535
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	10.99%	11/2021	05/2027	602	603	592
								45,462	45,161	44,698	4.10%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)	SOFR(S)	+	6.00%	10.00%	08/2021	10/2027	39,674	39,565	39,420
	First lien (4)	SOFR(S)	+	6.00%	9.41%	01/2022	10/2027	3,090	3,064	3,071
	First lien (4)	SOFR(S)	+	6.00%	10.46%	01/2022	10/2027	2,072	2,055	2,059
								44,836	44,684	44,550	4.08%
CCBlue Bidco, Inc.
Healthcare	First lien (2)(4)	L(Q)*	+	3.50%+2.75%/PIK	10.98%	12/2021	12/2028	41,119	40,769	40,296
	First lien (4)(5) - Drawn	L(Q)*	+	3.50%+2.75%/PIK	10.98%	12/2021	12/2028	2,137	2,119	2,095
								43,256	42,888	42,391	3.88%
Diamondback Acquisition, Inc.
Software	First lien (2)(4)	L(M)	+	5.50%	9.88%	09/2021	09/2028	42,628	42,266	41,647	3.82%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (2)(4)	L(M)	+	5.50%	9.89%	12/2021	12/2027	20,184	20,011	19,934
	First lien (4)(5) - Drawn	L(M)	+	5.50%	9.82%	12/2021	12/2027	10,855	10,764	10,720
	Subordinated (4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	10,721	10,589	10,218
								41,760	41,364	40,872	3.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KWOR Acquisition, Inc.
Business Services	First lien (2)(4)	L(M)	+	5.25%	9.64%	12/2021	12/2028	$40,596	$40,329	$40,207	3.68%
Anaplan, Inc.
Software	First lien (2)(4)	SOFR(M)	+	6.50%	10.82%	06/2022	06/2029	40,440	40,059	40,036	3.67%
IG Investments Holdings, LLC
Business Services	First lien (2)(4)	L(M)	+	6.00%	10.38%	09/2021	09/2028	39,340	39,004	38,797
	First lien (4)(5) - Drawn	L(M)	+	6.00%	10.39%	09/2021	09/2027	1,241	1,235	1,224
								40,581	40,239	40,021	3.67%
Al Altius US Bidco, Inc.
Business Services	First lien (2)(4)	L(S)	+	5.50%	10.65%	12/2021	12/2028	38,500	38,161	38,100	3.49%
Galway Borrower LLC
Business Services	First lien (2)(4)	L(Q)	+	5.25%	9.98%	09/2021	09/2028	32,456	32,179	31,936
	First lien (4)	L(Q)	+	5.25%	9.98%	09/2021	09/2028	4,353	4,303	4,283
								36,809	36,482	36,219	3.32%
Auctane Inc. (fka Stamps.com Inc.)
Software	First lien (2)(4)	L(M)	+	5.75%	10.13%	10/2021	10/2028	19,776	19,607	19,440
	First lien (2)(4)	L(M)	+	5.75%	10.13%	12/2021	10/2028	14,330	14,205	14,087
								34,106	33,812	33,527	3.07%
DECA Dental Holdings LLC
Healthcare	First lien (2)(4)	L(Q)	+	5.75%	10.48%	08/2021	08/2028	28,666	28,424	27,433
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.48%	08/2021	08/2028	3,017	2,993	2,888
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.48%	08/2021	08/2027	1,986	1,971	1,901
								33,669	33,388	32,222	2.95%
Associations, Inc.
Business Services	First lien (2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	10.36%	07/2021	07/2027	17,893	17,829	17,893
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.26%	07/2021	07/2027	4,405	4,388	4,405
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	11.28%	07/2021	07/2027	4,405	4,388	4,405
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	10.97%	07/2021	07/2027	2,660	2,650	2,660
	First lien (4)	SOFR(Q)*	+	4.00% +2.50%/PIK	10.49%	07/2021	07/2027	2,116	2,108	2,116
								31,479	31,363	31,479	2.88%
Sun Acquirer Corp.
Consumer Services	First lien (2)(4)	L(M)	+	5.75%	10.13%	12/2021	09/2028	24,750	24,531	24,334
	First lien (2)(4)	L(M)	+	5.75%	10.13%	09/2021	09/2028	3,985	3,955	3,918
	First lien (4)(5) - Drawn	L(M)	+	5.75%	10.13%	09/2021	09/2028	2,791	2,760	2,744
								31,526	31,246	30,996	2.84%
iCIMS, Inc.
Software	First lien (2)(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	11.52%	08/2022	08/2028	26,488	26,267	26,258
	First lien (4)	SOFR(Q)	+	7.25%	11.52%	10/2022	08/2028	4,508	4,470	4,474
								30,996	30,737	30,732	2.82%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated (4)	SOFR(Q)	+	8.25%	12.93%	07/2022	07/2029	$20,105	$19,865	$19,640
	First lien (2)(4)	SOFR(M)	+	5.75%	10.17%	07/2021	07/2028	9,152	9,094	8,981
	First lien (2)(4)	SOFR(M)	+	5.75%	10.17%	07/2022	07/2028	1,580	1,565	1,550
	First lien (4)(5) - Drawn	SOFR(M)	+	5.75%	10.17%	07/2021	07/2026	517	517	508
								31,354	31,041	30,679	2.81%
CFS Management, LLC
Healthcare	First lien (2)(4)	SOFR(Q)*	+	6.25%+0.75%/PIK	11.84%	08/2019	07/2024	24,251	24,178	22,644
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	11.84%	09/2021	07/2024	5,695	5,675	5,317
	First lien (4)	SOFR(Q)*	+	6.25% +0.75%/PIK	11.84%	08/2019	07/2024	2,166	2,162	2,022
	First lien (4)(5) - Drawn	SOFR(Q)*	+	6.25% +0.75%/PIK	11.84%	02/2022	07/2024	372	372	347
								32,484	32,387	30,330	2.78%
Ocala Bidco, Inc.
Healthcare	First lien (2)(4)	L(Q)*	+	3.50% +2.75%/PIK	10.95%	12/2021	11/2028	30,644	30,312	30,291	2.78%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)	L(Q)	+	5.75%	10.48%	12/2021	12/2027	17,700	17,548	17,215
	First lien (4)	L(Q)	+	5.75%	10.48%	12/2021	12/2027	5,941	5,890	5,777
	First lien (4)	L(Q)	+	5.75%	10.48%	12/2021	12/2027	5,904	5,853	5,742
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	10.50%	12/2021	12/2027	834	830	811
								30,379	30,121	29,545	2.71%
GraphPAD Software, LLC
Healthcare	First lien (2)(4)	L(Q)	+	5.50%	10.23%	12/2021	04/2027	18,027	17,953	17,708
	First lien (2)(4)	L(Q)	+	5.50%	10.23%	04/2021	04/2027	10,343	10,302	10,159
	First lien (2)(4)	L(Q)	+	5.50%	10.23%	10/2021	04/2027	1,590	1,584	1,562
								29,960	29,839	29,429	2.70%
Fortis Solutions Group, LLC
Packaging	First lien (2)(4)	L(Q)	+	5.50%	10.23%	10/2021	10/2028	20,872	20,693	20,384
	First lien (4)	L(Q)	+	5.50%	10.23%	10/2021	10/2028	8,403	8,332	8,206
	First lien (4)(5) - Drawn	L(S)	+	5.00%	10.83%	10/2021	10/2027	390	392	381
								29,665	29,417	28,971	2.65%
Foreside Financial Group, LLC
Business Services	First lien (2)(4)	L(M)	+	5.50%	9.88%	05/2022	09/2027	27,313	27,065	27,039
	First lien (4)	L(M)	+	5.50%	9.88%	05/2022	09/2027	1,770	1,754	1,752
								29,083	28,819	28,791	2.64%
Icebox Holdco III, Inc.
Distribution & Logistics	Second lien (2)(4)	L(Q)	+	6.75%	11.48%	12/2021	12/2029	30,000	29,864	28,550	2.62%

Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)	L(Q)	+	5.50%	10.23%	11/2021	11/2027	24,060	23,846	23,373
	First lien (4)	L(Q)	+	5.50%	10.23%	05/2021		4,938	4,904	4,797
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	10.23%	11/2021	11/2024	346	345	336
								29,344	29,095	28,506	2.61%

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

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (2)(4)	L(M)	+	5.75%	10.13%	03/2021	08/2025	$8,373	$8,346	$8,272
	First lien (2)(4)	L(M)	+	6.25%	10.63%	08/2020	08/2025	7,374	7,322	7,374
	First lien (2)(4)	L(M)	+	5.75%	10.13%	03/2021	08/2025	4,669	4,654	4,613
	First lien (4)(5) - Drawn	L(M)	+	6.25%	10.63%	08/2020	08/2025	700	712	700
	First lien (4)	L(M)	+	6.25%	10.63%	08/2020	08/2025	617	613	609
	First lien (4)	L(M)	+	6.25%	10.63%	08/2020	08/2025	389	386	389
								22,122	22,033	21,957	2.01%
Avalara, Inc.
Software	First lien (4)	SOFR(Q)	+	7.25%	11.83%	10/2022	10/2028	21,654	21,390	21,467	1.97%
Bluefin Holding, LLC
Software	Second lien (2)(4)	L(Q)	+	7.75%	12.48%	09/2019	09/2027	22,000	22,000	21,190	1.94%
DOCS, MSO, LLC
Healthcare	First lien (2)(4)	SOFR(S)	+	5.75%	10.54%	06/2022	06/2028	21,195	21,195	20,614	1.89%
OB Hospitalist Group, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	5.50%	10.23%	09/2021	09/2027	19,319	19,159	18,711
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	10.17%	09/2021	09/2027	875	871	847
								20,194	20,030	19,558	1.79%
KAMC Holdings, Inc
Business Services	Second lien (2)(4)	L(Q)	+	8.00%	12.65%	08/2019	08/2027	22,500	22,388	19,125	1.75%
Daxko Acquisition Corporation
Software	First lien (2)(4)	L(M)	+	5.50%	9.88%	10/2021	10/2028	17,748	17,596	17,251
	First lien (4)	L(M)	+	5.50%	9.88%	10/2021	10/2028	1,495	1,482	1,453
	First lien (4)(5) - Drawn	P(Q)	+	4.50%	12.00%	10/2021	10/2027	44	47	43
								19,287	19,125	18,747	1.72%
Foundational Education Group, Inc.
Education	Second lien (4)	SOFR(Q)	+	6.50%	11.34%	08/2021	08/2029	19,706	19,636	18,226	1.67%
TigerConnect, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)*	+	3.63% +3.63%/PIK	11.49%	02/2022	02/2028	18,409	18,247	17,967
	First lien (2)(4)(5) - Drawn	SOFR(Q)*	+	3.63% +3.63%/PIK	11.49%	02/2022	02/2028	171	171	166
								18,580	18,418	18,133	1.66%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second lien (4)	SOFR(Q)	+	6.75%	10.94%	05/2021	11/2027	18,882	18,882	17,966	1.65%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (2)(4)	L(Q)	+	5.75%	9.99%	04/2021	04/2028	17,354	17,232	16,820	1.54%
MED Parentco, LP
Healthcare	Second lien (2)	L(M)	+	8.25%	12.63%	08/2019	08/2027	22,000	21,889	16,588	1.52%
Relativity ODA LLC
Software	First lien (4)	L(M)*	+	7.50%/PIK	11.89%	05/2021	05/2027	16,484	16,345	16,484	1.51%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Granicus, Inc.
Software	First lien (2)(4)	L(M)*	+	5.50% +1.50%/PIK	11.14%	01/2021	01/2027	$10,641	$10,583	$10,641
	First lien (4)	L(M)*	+	5.50% +1.50%/PIK	11.14%	01/2021	01/2027	2,980	2,963	2,980
	First lien (4)	L(M)	+	6.00%	10.14%	04/2021	01/2027	2,290	2,272	2,290
	First lien (4)(5) - Drawn	L(M)	+	6.50%	10.69%	01/2021	01/2027	405	405	405
								16,316	16,223	16,316	1.49%
EAB Global, Inc.
Education	Second lien (4)	L(Q)	+	6.50%	10.69%	08/2021	08/2029	16,548	16,332	16,023	1.47%

AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)	SOFR(Q)	+	5.50%	10.23%	02/2022	02/2028	13,758	13,697	13,482
	First lien (4)	SOFR(Q)	+	5.50%	10.23%	02/2022	02/2028	2,480	2,469	2,430
								16,238	16,166	15,912	1.46%
DCA Investment Holding, LLC
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.41%	10.39%	03/2021	04/2028	9,520	9,464	9,336
	First lien (4)	SOFR(M)	+	6.41%	10.73%	02/2022	04/2028	4,997	4,975	4,900
	First lien (4)(5) - Drawn	SOFR(S)	+	6.41%	10.14%	03/2021	04/2028	1,374	1,365	1,347
								15,891	15,804	15,583	1.43%
USRP Holdings, Inc.
Business Services	First lien (2)(4)	L(Q)	+	5.50%	10.23%	07/2021	07/2027	13,123	13,014	12,698
	First lien (4)	L(Q)	+	5.50%	10.23%	07/2021	07/2027	1,863	1,848	1,802
								14,986	14,862	14,500	1.33%
Beacon Pointe Harmony, LLC
Financial Services	First lien (2)(4)	SOFR(M)	+	5.25%	9.38%	12/2021	12/2028	10,139	10,050	9,855
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.25%	9.44%	12/2021	12/2028	2,452	2,431	2,384
								12,591	12,481	12,239	1.12%
VT Topco, Inc.
Business Services	Second lien (4)	L(M)	+	6.75%	11.13%	07/2021	07/2026	7,837	7,815	7,608
	Second lien (2)(4)	L(M)	+	6.75%	11.13%	08/2020	07/2026	4,475	4,230	4,344
								12,312	12,045	11,952	1.10%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (2)(4)	L(M)*	+	4.50%+1.25%/PIK	10.13%	08/2021	08/2028	10,737	10,647	10,376
	First lien (4)(5) - Drawn	L(M)*	+	4.50% +1.25%/PIK	10.13%	08/2021	08/2028	1,381	1,370	1,334
	First lien (4)(5) - Drawn	L(M)	+	5.50%	9.88%	08/2021	08/2027	126	127	122
								12,244	12,144	11,832	1.08%
NMC Crimson Holdings, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	6.00%	9.74%	03/2021	03/2028	11,101	10,970	11,023
	First lien (4)(5) - Drawn	L(M)	+	6.00%	10.39%	03/2021	03/2028	751	742	746
								11,852	11,712	11,769	1.08%
Syndigo LLC
Software	Second lien (4)	L(S)	+	8.00%	13.21%	12/2020	12/2028	12,500	12,439	11,704	1.07%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Specialtycare, Inc.
Healthcare	First lien (2)(4)	L(Q)	+	5.75%	9.49%	06/2021	06/2028	$11,728	$11,612	$11,235
	First lien (4)(5) - Drawn	L(M)	+	4.00%	8.29%	06/2021	06/2026	106	106	102
	First lien (4)(5) - Drawn	L(Q)	+	5.75%	9.76%	06/2021	06/2028	84	91	81
								11,918	11,809	11,418	1.05%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second lien	SOFR(M)	+	6.75%	11.07%	03/2021	03/2029	12,188	12,162	10,832	0.99%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(4)	L(M)	+	5.50%	9.88%	08/2021	08/2026	10,551	10,471	10,424	0.96%
New Trojan Parent, Inc.
Healthcare	Second lien (4)	L(M)	+	7.25%	11.63%	01/2021	01/2029	13,238	13,183	9,943	0.91%
Maverick Bidco Inc.
Software	Second lien (4)	L(Q)	+	6.75%	11.16%	04/2021	05/2029	10,200	10,176	9,822	0.90%
CRCI Longhorn Holdings, Inc.
Business Services	Second lien (4)	L(M)	+	7.25%	11.63%	07/2021	08/2026	10,000	9,981	9,531	0.87%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (2)(4)	L(Q)	+	6.00%	10.41%	03/2020	02/2026	8,061	8,038	8,061
	First lien (2)(4)	L(Q)	+	8.00%	12.73%	10/2020	08/2026	1,451	1,441	1,451
								9,512	9,479	9,512	0.87%
KPSKY Acquisition Inc.
Business Services	First lien (2)(4)	L(M)	+	5.50%	9.89%	10/2021	10/2028	8,589	8,516	8,212
	First lien (4)	P(Q)	+	4.50%	12.00%	10/2021	10/2028	988	979	944
								9,577	9,495	9,156	0.84%
Huskies Parent, Inc.
Software	First lien (2)(4)	L(Q)	+	5.50%	10.23%	12/2021	11/2028	8,461	8,405	8,331
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	10.23%	12/2021	11/2027	511	508	503
								8,972	8,913	8,834	0.81%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(4)	L(S)	+	5.25%	10.18%	06/2021	06/2027	7,449	7,390	7,389
	First lien (4)(5) - Drawn	L(S)	+	5.25%	9.40%	06/2021	06/2027	1,399	1,387	1,388
								8,848	8,777	8,777	0.80%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)	SOFR(Q)	+	6.53%	11.21%	03/2022	04/2029	8,385	8,327	8,322	0.76%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (2)(4)	L(Q)*	+	5.25% +2.00%/PIK	11.98%	07/2021	07/2027	8,317	8,243	7,411
	First lien (4)(5) - Drawn	L(M)*	+	5.25% +2.00%/PIK	11.63%	07/2021	07/2026	916	910	817
								9,233	9,153	8,228	0.74%
RealPage, Inc.
Software	Second lien	L(M)	+	6.50%	10.88%	02/2021	04/2029	8,388	8,335	8,105	0.74%
Smile Doctors LLC
Healthcare	First lien (4)	L(Q)	+	5.75%	10.48%	02/2022	12/2028	7,409	7,375	7,371
	First lien (4)	L(Q)	+	5.75%	10.46%	02/2022	12/2028	534	528	532
								7,943	7,903	7,903	0.72%
Mamba Purchaser, Inc.
Healthcare	Second lien (4)	L(M)	+	6.50%	10.89%	09/2021	10/2029	8,709	8,659	7,694	0.70%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Allworth Financial Group, L.P.
Financial Services	First lien (2)(4)	SOFR(M)	+	4.75%	9.17%	01/2022	12/2026	$5,096	$5,054	$4,956
	First lien (4)	SOFR(M)	+	4.75%	9.17%	01/2022	12/2026	1,542	1,527	1,500
	First lien (4)(5) - Drawn	SOFR(M)	+	4.75%	9.17%	01/2022	12/2026	1,248	1,237	1,213
								7,886	7,818	7,669	0.70%
Ministry Brands Holdings, LLC
Software	First lien (2)(4)	L(M)	+	5.50%	9.88%	12/2021	12/2028	7,009	6,978	6,887
	First lien (4)(5) - Drawn	L(Q)	+	5.50%	10.24%	12/2021	12/2027	339	338	333
								7,348	7,316	7,220	0.66%
PDQ.com Corporation
Software	First lien (2)(4)	SOFR(Q)	+	4.75%	9.43%	12/2021	08/2027	5,657	5,633	5,524
	First lien (4)(5) - Drawn	L(Q)	+	4.75%	9.02%	12/2021	08/2027	1,598	1,591	1,560
								7,255	7,224	7,084	0.65%
AG Parent Holdings, LLC
Healthcare	First lien (2)	L(M)	+	5.00%	9.38%	07/2019	07/2026	7,275	7,254	7,061	0.65%
Community Brands ParentCo, LLC
Software	First lien (4)	SOFR(M)	+	5.75%	10.17%	02/2022	02/2028	7,163	7,100	6,928	0.63%
Safety Borrower Holdings LLC
Software	First lien (2)(4)	L(S)	+	5.25%	10.41%	09/2021	09/2027	5,701	5,678	5,608
	First lien (4)	L(S)	+	5.25%	10.41%	09/2021	09/2027	1,273	1,268	1,253
								6,974	6,946	6,861	0.63%
USIC Holdings, Inc.
Business Services	Second lien	L(M)	+	6.50%	10.88%	05/2021	05/2029	7,000	6,970	6,580	0.60%
Calabrio, Inc.
Software	First lien (4)	L(Q)	+	7.00%	11.73%	04/2021	04/2027	5,979	5,945	5,979
	First lien (4)(5) - Drawn	L(Q)	+	7.00%	11.75%	04/2021	04/2027	411	410	411
								6,390	6,355	6,390	0.59%
TMK Hawk Parent, Corp.
Distribution & Logistics	First lien (2)(4)	L(Q)	+	3.50%	8.26%	09/2019	08/2024	7,254	6,758	4,715
	First lien (4)	L(Q)	+	3.50%	8.26%	09/2022	08/2024	2,487	1,566	1,617
								9,741	8,324	6,332	0.58%
Therapy Brands Holdings LLC
Software	Second lien (2)(4)	L(M)	+	6.75%	11.10%	05/2021	05/2029	6,000	5,966	5,784	0.53%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(S)	+	6.00%	10.62%	05/2022	05/2029	5,277	5,228	5,224
	First lien (4)(5) - Drawn	SOFR(S)	+	6.00%	10.61%	05/2022	05/2028	120	119	118
								5,397	5,347	5,342	0.49%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)	L(M)	+	7.25%	11.54%	05/2021	05/2027	4,676	4,640	4,676	0.43%
Vectra Co.
Business Products	Second lien (4)	L(M)	+	7.25%	11.63%	06/2020	03/2026	6,248	5,990	4,056	0.37%
Cloudera, Inc.
Software	Second lien	L(M)	+	6.00%	10.38%	08/2021	10/2029	4,006	3,998	3,360	0.31%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MH Sub I, LLC (Micro Holding Corp.)
Software	Second lien	SOFR(Q)	+	6.25%	10.65%	02/2021	02/2029	$3,000	$2,994	$2,718	0.25%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Drawn	L(S)	+	5.00%	9.90%	10/2021	10/2025	2,497	2,479	2,431	0.22%
Alegeus Technologies Holding Corp.
Healthcare	First lien (2)(4)	L(A)	+	8.25%	10.95%	08/2019	09/2024	2,134	2,126	2,134	0.20%
Kele Holdco, Inc.
Distribution & Logistics	First lien (2)(4)	L(M)	+	5.25%	9.42%	12/2021	02/2026	1,856	1,849	1,856	0.17%
Virtusa Corporation
Software	Subordinated	Fixed(S)		7.13%	7.13%	07/2022	12/2028	1,000	811	764	0.07%
Total Funded Debt Investments - United States								$1,942,644	$1,927,998	$1,880,978	172.33%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(4)	SOFR(Q)	+	5.25%	9.07%	06/2022	06/2029	19,553	19,371	19,129
	First lien (2)(4)	SOFR(Q)	+	5.25%	9.07%	09/2022	06/2029	3,496	3,462	3,420
								23,049	22,833	22,549	2.06%
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second lien (2)(4)	L(M)	+	8.25%	12.63%	10/2019	10/2027	$22,500	$22,384	$22,433	2.06%
Total Funded Debt Investments - United Kingdom								$45,549	$45,217	$44,982	4.12%
Funded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (2)(4)	L(M)	+	6.00%	10.29%	10/2021	09/2028	$32,801	$32,521	$32,273	2.96%
Total Funded Debt Investments - Netherlands								$32,801	$32,521	$32,273	2.96%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second lien (2)(4)	L(M)	+	8.00%	12.38%	09/2019	05/2027	$12,000	$12,000	$11,536	1.06%
Total Funded Debt Investments - Canada								$12,000	$12,000	$11,536	1.06%
Total Funded Debt Investments								$2,032,994	$2,017,736	$1,969,769	180.47%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	—		—	—	09/2021	—	30,082	$34,857	$35,116	3.22%
OEC Holdco, LLC (12)
Software	Preferred shares (3)(4)	—		—	—	12/2021	—	17,786	18,653	17,785	1.63%
ACI Parent Inc. (11)
Healthcare	Preferred shares (4)	—		—	—	08/2021	—	12,500	14,605	14,068	1.29%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	—		—	—	06/2022	—	9,061	8,948	8,769	0.80%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	—		—	—	04/2021	—	5,000	5,942	5,785	0.53%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	—	—	—	04/2021	—	5,000	$5,759	$5,652	0.52%
Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)	—	—	—	05/2021	—	1,167	1,379	1,315	0.12%
Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	—	—	11/2021	—	10	—	—	—%
Total Shares - United States								$90,143	$88,490	8.11%
Total Shares								$90,143	$88,490	8.11%
Total Funded Investments								$2,107,879	$2,058,259	188.58%
Unfunded Debt Investments - United States
Coyote Buyer, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	—	—	03/2020	02/2025	$592	$(1)	$—	—%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(2)	—	—%
Associations, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2027	1,772	(7)	—	—%
Bullhorn, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	09/2019	09/2026	520	(4)	—	—%
Calabrio, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	309	(2)	—	—%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	08/2020	08/2025	1,634	(20)	—	—%
Granicus, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	01/2021	01/2027	802	(6)	—	—%
Relativity ODA LLC
Software	First lien (4)(5) - Undrawn	—	—	—	05/2021	05/2027	1,439	(13)	—	—%
DCA Investment Holding, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	03/2021	03/2023	218	—	(4)	(0.00)%
Safety Borrower Holdings LLC
Software	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	512	(2)	(8)	(0.00)%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2024	395	(4)	(11)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Radwell Parent, LLC
Distribution & Logistics	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2028	$448	$(3)	$(3)
	First lien (4)(5) - Undrawn	—	—	—	03/2022	04/2024	1,124	(8)	(8)
							1,572	(11)	(11)	(0.00)%
Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	152	—	(3)
	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	559	(4)	(9)
							711	(4)	(12)	(0.00)%
Recorded Future, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	08/2019	07/2025	1,630	(6)	(14)	(0.00)%
Huskies Parent, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2027	213	(2)	(3)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	751	—	(12)
							964	(2)	(15)	(0.00)%

Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2027	727	(6)	(6)
	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2023	1,145	—	(9)
							1,872	(6)	(15)	(0.00)%
Wealth Enhancement Group, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	08/2021	10/2027	2,480	(6)	(16)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	510	(5)	(5)
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	1,260	—	(13)
							1,770	(5)	(18)	(0.00)%
Avalara, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(26)	(19)	(0.00)%
GS Acquisitionco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	02/2020	05/2026	2,362	(8)	(21)	(0.00)%
iCIMS, Inc.
Software	First lien (2)(4)(5) - Undrawn	—	—	—	08/2022	08/2024	7,036	—	—
	First lien (4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,523	(21)	(22)
							9,559	(21)	(22)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(25)	(0.00)%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,336	(10)	(25)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IG Investments Holdings, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	$1,862	$(19)	$(26)	(0.00)%
DCA Investment Holding, LLC
Healthcare	First lien (5) - Undrawn	—	—	—	12/2022	12/2023	1,906	—	(29)	(0.00)%
NMC Crimson Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	03/2021	03/2023	4,147	—	(29)	(0.00)%
Ocala Bidco, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	05/2024	3,196	—	(37)	(0.00)%
Bottomline Technologies, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,157	(38)	(42)	(0.00)%
Community Brands ParentCo, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	425	(4)	(14)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	849	—	(28)
							1,274	(4)	(42)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,549	(15)	(42)	(0.00)%
Galway Borrower LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	340	—	(5)
	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,341	(19)	(37)
							2,681	(19)	(42)	(0.00)%
Ministry Brands Holdings, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	339	(2)	(6)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	2,260	—	(39)
							2,599	(2)	(45)	(0.00)%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,578	—	(23)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,578	(11)	(23)
							3,156	(11)	(46)	(0.00)%
Specialtycare, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2026	173	(3)	(7)
	First lien (4)(5) - Undrawn	—	—	—	06/2021	06/2023	930	(9)	(39)
							1,103	(12)	(46)	(0.00)%
OA Buyer, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,958	(51)	(47)	(0.00)%
CFS Management, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	764	(5)	(51)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OB Hospitalist Group, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2027	$1,649	$(16)	$(52)	(0.00)%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(33)	(52)	(0.00)%
KWOR Acquisition, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	5,653	(35)	(54)	(0.00)%
Daxko Acquisition Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	708	—	(20)
	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,287	(13)	(36)
							1,995	(13)	(56)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(16)	(18)
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	4,192	—	(42)
							5,982	(16)	(60)	(0.01)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(14)	(70)	(0.01)%
TigerConnect, Inc.
Healthcare	First lien (2)(4)(5) - Undrawn	—	—	—	02/2022	02/2023	589	—	(14)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(23)	(63)
							3,219	(23)	(77)	(0.01)%
MRI Software LLC
Software	First lien (4)(5) - Undrawn	—	—	—	01/2020	02/2026	1,170	(3)	(27)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	08/2023	2,284	—	(52)
							3,454	(3)	(79)	(0.01)%
Businessolver.com, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	6,054	—	(85)	(0.01)%
Notorious Topco, LLC
Consumer Products	First lien (4)(5) - Undrawn	—	—	—	11/2021	11/2023	2,409	—	(40)
	First lien (4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,012	(23)	(51)
							5,421	(23)	(91)	(0.01)%
Al Altius US Bidco, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	9,300	—	(97)	(0.01)%
Beacon Pointe Harmony, LLC
Financial Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,057	(8)	(30)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	06/2023	2,822	—	(79)
							3,879	(8)	(109)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CCBlue Bidco, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	$5,826	$—	$(117)	(0.01)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,019	(10)	(34)
	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2023	2,619	—	(88)
							3,638	(10)	(122)	(0.01)%
Allworth Financial Group, L.P.
Financial Services	First lien (4)(5) - Undrawn	—	—	—	01/2022	12/2026	1,573	(13)	(43)
	First lien (4)(5) - Undrawn	—	—	—	01/2022	01/2024	3,863	—	(106)
							5,436	(13)	(149)	(0.02)%
Diamondback Acquisition, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	09/2021	09/2023	7,203	—	(166)	(0.02)%
AmeriVet Partners Management, Inc.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(5)	(24)
	First lien (4)(5) - Undrawn	—	—	—	02/2022	02/2024	7,221	—	(144)
							8,435	(5)	(168)	(0.02)%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(20)	(30)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	12/2023	11,456	—	(142)
							13,883	(20)	(172)	(0.02)%
Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	83	—	(2)
	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,538	(25)	(59)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	5,001	—	(117)
							7,622	(25)	(178)	(0.02)%
GraphPAD Software, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	04/2021	04/2027	1,500	(5)	(27)
	First lien (4)(5) - Undrawn	—	—	—	12/2021	11/2023	9,932	(40)	(176)
							11,432	(45)	(203)	(0.02)%
YLG Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2023	7,993	—	(209)	(0.02)%
DOCS, MSO, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(54)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	7,412	—	(203)
							9,389	—	(257)	(0.03)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

USRP Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2027	$432	$(3)	$(14)
	First lien (4)(5) - Undrawn	—	—	—	07/2021	07/2023	8,515	—	(276)
							8,947	(3)	(290)	(0.03)%

PDQ.com Corporation
Software	First lien (4)(5) - Undrawn	—	—	—	12/2021	08/2023	12,686	—	(298)	(0.04)%
DECA Dental Holdings LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2027	306	(3)	(13)
	First lien (4)(5) - Undrawn	—	—	—	08/2021	08/2023	6,875	—	(296)
							7,181	(3)	(309)	(0.04)%
Total Unfunded Debt Investments - United States							$232,050	$(653)	$(4,280)	(0.39)%
Unfunded Debt Investments - Netherlands
Tahoe Finco, LLC**
Information Technology	First lien (4)(5) - Undrawn	—	—	—	10/2021	10/2027	$2,460	$(20)	$(40)	(0.00)%
Total Unfunded Debt Investments - Netherlands							$2,460	$(20)	$(40)	(0.00)%
Total Unfunded Debt Investments							$234,510	$(673)	$(4,320)	(0.39)%
Total Non-Controlled/Non-Affiliated Investments								$2,107,206	$2,053,939	188.19%
Total Investments								$2,107,206	$2,053,939	188.19%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR),, the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2022.
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
(14)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition, for details.
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
December 31, 2023
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies.
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement (as amended and restated on June 28, 2023, the "Fourth A&R LLC Agreement"), the Closing Period was extended to and ended on October 15, 2021. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1,149,065. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the "Initial Drawdown"), which occurred on August 2, 2019 (the "Initial Drawdown Date"). The "Investment Period" began on July 15, 2019 and ended on July 15, 2023, the four-year anniversary of such date. The term of the Company is until July 15, 2025, six years from July 15, 2019, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one-year extension as determined by the Company's board of directors ("the Board"). Pursuant to the Fourth A&R LLC Agreement, the Investment Adviser extended the Term of the Company for an additional one-year period, to July 15, 2026.
The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility. The Company established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidates this corporation for accounting purposes, but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
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
The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. The Company defines middle market companies as those with annual earnings before interest, taxes, depreciation, and amortization

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, the Company’s investments may also include equity interests.
As of December 31, 2023, the Company's top five industry concentrations were software, business services, healthcare, consumer services and distribution & logistics.
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
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Board is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
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
December 31, 2023
(in thousands, except unit data)
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
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Board; and
d.When deemed appropriate by the Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company recognized PIK interest from investments of $11,515, $8,110 and $1,590, respectively, and PIK dividends from investments of $9,724, $8,133 and $2,293, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2023 and December 31, 2022, no investments were on non-accrual status.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company recognized a total income tax provision of approximately $438 and $261 and $92, respectively, for the Company's consolidated subsidiary, GIII OEC, which was formed in 2021. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company recorded current income tax expense (benefit) of approximately $922, $(72) and $92, respectively, and deferred income tax benefit (provision) of $484, $(333) and $0, respectively.
As of December 31, 2023 and December 31, 2022, the Company had $150 and $(333), respectively, of deferred tax assets (liabilities) primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2023. The 2019 through 2022 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
Distributions—Distributions to the Company's unitholders are recorded on the record date as set by the Board. The Company intends to make timely distributions to its unitholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
Note 3. Investments
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,569,657	$1,557,172
Second lien	319,654	299,332
Subordinated	36,095	35,939
Equity and other	99,648	98,902
Total investments	$2,025,054	$1,991,345
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$766,254	$763,302
Business Services	418,782	416,669
Healthcare	425,877	403,512
Consumer Services	127,904	127,277
Distribution & Logistics	87,297	85,222
Financial Services	79,540	79,778
Consumer Products	44,393	41,104
Packaging	29,433	29,436
Education	26,913	26,709
Specialty Chemicals & Materials	18,661	18,336
Total investments	$2,025,054	$1,991,345
    At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,609,747	$1,586,875
Second lien	376,051	347,952
Subordinated	31,265	30,622
Equity and other	90,143	88,490
Total investments	$2,107,206	$2,053,939

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
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
As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $76,550 and no unfunded commitments on bridge facilities. As of December 31, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $42,793. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2023.
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
Note 4. Fair Value
Pursuant to Rule 2a-5, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that "quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable." Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,557,172	$—	$1,938	$1,555,234
Second lien	299,332	—	29,566	269,766
Subordinated	35,939	—	859	35,080
Equity and other	98,902	—	—	98,902
Total investments	$1,991,345	$—	$32,363	$1,958,982
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$1,586,875	$—	$7,061	$1,579,814
Second lien	347,952	—	48,183	299,769
Subordinated	30,622	—	764	29,858
Equity and other	88,490	—	—	88,490
Total investments	$2,053,939	$—	$56,008	$1,997,931

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022	$1,997,931	$1,579,814	$299,769	$29,858	$88,490
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(510)	(510)	—	—	—
Net change in unrealized appreciation (depreciation) of investments	22,384	13,504	7,516	457	907
Purchases, including capitalized PIK and revolver fundings	132,543	118,273	—	4,765	9,505
Proceeds from sales and paydowns of investments	(209,954)	(155,847)	(54,107)	—	—
Transfers into Level III (1)	16,588	—	16,588	—	—
Fair value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$16,742	$11,222	$4,156	$457	$907

(1)As of December 31, 2023, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2021	$1,512,366	$1,206,596	$221,895	$9,390	$74,485
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(218)	(218)	—	—	—
Net change in unrealized (depreciation) appreciation of investments	(38,890)	(19,153)	(17,623)	(573)	(1,541)
Purchases, including capitalized PIK and revolving fundings	612,067	555,467	20,013	21,041	15,546
Proceeds from sales and paydowns of investments	(211,547)	(194,359)	(17,188)	—	—
Transfers into Level III (1)	128,169	31,481	96,688	—	—
Transfers out of Level III (1)	(4,016)	—	(4,016)	—	—
Fair value, December 31, 2022	$1,997,931	$1,579,814	$299,769	$29,858	$88,490
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(39,891)	$(19,814)	$(17,963)	$(573)	$(1,541)

(1)As of December 31, 2022, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2023 and December 31, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2023 were as follows:

				Range
Type	Fair Value as of December 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,533,082	Market & income approach	EBITDA multiple	9.5x	44.0x	18.3x
			Revenue multiple	7.5x	19.5x	10.1x
			Discount rate	8.7%	21.3%	10.3%
	22,152	Other	N/A (2)	N/A	N/A	N/A
Second lien	269,766	Market & income approach	EBITDA multiple	9.5x	20.0x	15.7x
			Discount rate	9.2%	30.0%	12.2%
Subordinated	35,080	Market & income approach	EBITDA multiple	15.0x	22.0x	20.2x
			Discount rate	12.9%	15.8%	13.6%
Equity and other	98,902	Market & income approach	EBITDA multiple	11.0x	34.0x	15.8x
			Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	9.8%	16.5%	12.5%
	$1,958,982

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
The GS Credit Facility (as defined below), the Wells Credit Facility (as defined below) and the Unsecured Notes (as defined below) are considered Level III investments. See Note 6. Borrowings for details.
The following are the principal amounts and fair values of the Company’s borrowings as of December 31, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	December 31, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$646,800	$650,933	$—	$—
Unsecured Notes	275,000	257,529	275,000	248,141
Wells Credit Facility	—	—	685,600	680,211
Total Borrowings	$921,800	$908,462	$960,600	$928,352
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
The Board initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between the Company and the Investment Adviser on June 18, 2019. Following approval from the Company's initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by the Company's board of directors, including a majority of the directors who are not considered "interested persons" of the Company, as that term is used under Section 2(a)(19) of the 1940 Act. Before the Prior Investment Management Agreement’s expiration, the Company inadvertently failed to present the Prior Investment Management Agreement for renewal to its board of directors as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Board or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated effective as of July 15, 2021.
On February 16, 2022, the Board approved a new investment advisory and management agreement (the "Investment Management Agreement") between the Company and the Investment Adviser. The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, with the exception that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of the outstanding voting securities of the Company approved the Investment Management Agreement via written consent.
On March 21, 2022, the Company filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, reflecting the unitholders' approval of the Investment Management Agreement. As a result of this approval, the Investment Management Agreement became effective on April 11, 2022. The Investment Management Agreement will have a term of two years beginning April 11, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. The Board

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
most recently re-approved the Investment Management Agreement on January 30, 2024, at an in-person meeting, for a period of 12 months commencing on March 1, 2024.
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
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's members' capital at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.75% per quarter (7.0% annualized).
The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75% (7.0% annualized);
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
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
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
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. The accrual for any capital gains incentive fee under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no such accrual. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 or (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the Fourth A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Fourth A&R LLC Agreement) (which are subject to the Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the Fourth A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2023	2022	2021
Management fee	$13,195	$13,206	$6,980
Less: management fee waiver	(507)	(270)	(965)
Net management fee	12,688	12,936	6,015
Incentive fee, excluding accrued incentive fees on capital gains	$24,071	$18,119	$7,731
For the years end December 31, 2023, December 31, 2022 and December 31, 2021, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as Cumulative Net Realized Capital Gains was less than zero.
The Company has entered into an administration agreement, as amended and restated with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Board on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, approximately $1,058, $860 and $814, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2023 and December 31, 2022, approximately $356 and $201, respectively, of indirect administrative expenses were included in payable to affiliates.
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
December 31, 2023
(in thousands, except unit data)
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain of other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022 (1)	2021
Interest expense	$653	$3,100
Amortization of financing costs	7	8
Weighted average interest rate	3.0%	3.0%
Effective interest rate	3.1%	3.0%
Average debt outstanding	$94,578	$103,346

(1)For the year ended December 31, 2022, amounts reported represent the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility had the maturity date of July 15, 2025 and had a maximum facility amount of $800,000. The revolving period of the Wells Credit Facility ended on July 15, 2023 (the "Revolving Period End Date"). On November 28, 2023, the Company repaid all amounts outstanding under the Wells Credit Facility, including outstanding borrowings and accrued interest, and terminated the Wells Credit Facility.
Under the Wells Credit Facility, GIII SPV was permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility was non-recourse to the Company and was collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility were capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility.
Since the amendment on March 11, 2022, the Wells Credit Facility bore interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charged a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2023(1)	2022	2021
Interest expense	$47,950	$24,944	$4,573
Non-usage fee	277	541	446
Amortization of financing costs	3,231	1,339	677
Weighted average interest rate	7.3%	4.0%	2.3%
Effective interest rate	7.9%	4.3%	2.9%
Average debt outstanding	$716,346	$617,945	$198,990

(1)For the year ended December 31, 2023, amounts reported represent the period from January 1, 2023 to November 28, 2023 (termination of the Wells Credit Facility).
As of December 31, 2022, the outstanding balance on the Wells Credit Facility was $685,600, and GIII SPV was in compliance with the applicable covenants of the Wells Credit Facility on such date.
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
The Company is obligated to offer to prepay the Unsecured Notes (i) each time the Company receives an aggregate amount of net proceeds from the repayment or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time the Company receives an aggregate amount of net proceeds, or if the Company is permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of Unsecured Notes issued under the Note Purchase Agreement and the Supplement.
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
December 31, 2023
(in thousands, except unit data)
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Unsecured Notes for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2023	2022	2021(1)
Interest expense	$10,223	$9,465	$1,890
Amortization of financing costs	840	755	175
Weighted average interest rate	3.7%	3.7%	3.6%
Effective interest rate	4.0%	4.0%	3.9%
Average debt outstanding	$275,000	$256,370	$128,667

(1)For the year ended December 31, 2021, amounts reported represent the period from August 4, 2021 to December 31, 2021.
As of December 31, 2023 and December 31, 2022 the outstanding balance on the Unsecured Notes was $275,000 and $275,000, respectively, and the Company was in compliance with the applicable covenants of the Note Purchase Agreement on such dates.
GS Credit Facility—On November 28, 2023, the Company's wholly-owned subsidiary, GIII SPV, entered into a Credit Agreement (the “Credit Agreement”) as a borrower, with the Company as collateral manager, various lenders, Goldman Sachs Bank USA, as syndication agent and administrative agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of GIII SPV on an investment by investment basis and the proceeds from the GS Credit Facility were partially used for repayment of the Wells Credit Facility and may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) May 28, 2028, or (b) 45 days prior to the expiration of the Term, and has a maximum facility amount of $785,000.
Under the Credit Agreement, GIII SPV is permitted to borrow at various advance rates depending on the type of portfolio investment. All fees associated with the origination, amending or upsizing of the GS Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the GS Credit Facility.
The GS Credit Facility bears interest at a rate of SOFR plus 2.95% per annum. The GS Credit Facility also charges a 0.50% non-usage fee on the unused facility amount.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the year ended December 31, 2023:

Year Ended December 31,
2023(1)
Interest expense	$4,911
Non-usage fee	65
Amortization of financing costs	308
Weighted average interest rate	8.3%
Effective interest rate	8.7%
Average debt outstanding	$642,729

(1)For the year ended December 31, 2023, amounts reported represent the period from November 28, 2023 (commencement of the GS Credit Facility) to December 31, 2023.
As of December 31, 2023, the outstanding balance on the GS Credit Facility was $646,800, and GIII SPV was in compliance with the applicable covenants of the Loan and Security Agreement on such date.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $76,550, no outstanding bridge financing commitments and other future funding commitments of $42,793. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $81,811, no outstanding bridge financing commitments and other future funding commitments of $152,699. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
The Company also had revolving borrowings available under the GS Credit Facility as of December 31, 2023 and had revolving borrowings available under the Wells Credit Facility as of December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2023 and December 31, 2022, the Company had no commitment letters to purchase investments which could require funding in the future.
Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023 as Capital Commitments were fully drawn as of March 31, 2022.
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 10, 2022	March 24, 2022	22,981,305	$229,812
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for year ended December 31, 2021:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 26, 2021	February 26, 2021	5,250,000	$52,500
February 26, 2021	March 11, 2021	105,000	1,050
May 25, 2021	June 9, 2021	2,500,500	25,005
July 12, 2021	July 26, 2021	3,810,600	38,106
August 12, 2021	August 26, 2021	5,288,982	52,890
October 11, 2021	October 25, 2021	26,609,376	266,094
December 1, 2021	December 15, 2021	22,981,306	229,813
		66,545,764	$665,458
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 30, 2023	March 31, 2023	April 20, 2023	$0.285
June 26, 2023	June 29, 2023	July 20, 2023	0.300
September 27, 2023	September 28, 2023	October 20, 2023	0.310
December 27, 2023	December 28, 2023	January 19, 2024	0.309
			$1.204
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 29, 2022	March 30, 2022	April 20, 2022	$0.181
June 27, 2022	June 29, 2022	July 20, 2022	0.217
September 28, 2022	September 29, 2022	October 20, 2022	0.240
December 23, 2022	December 30, 2022	January 20, 2023	0.252
			$0.890

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
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
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to nondeductible expenses were as follows:

	Year Ended December 31,
	2023	2022	2021
Undistributed net investment income	$—	$19	$2,359
Distributions in excess of net realized gains	—	—	—
Contributed capital	—	(19)	(2,359)
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was estimated to be as follows:

	Year Ended December 31,
	2023	2022	2021
Ordinary income	$138,347	$102,267	$43,434
Capital gains	—	—	859
Return of capital	—	—	—
Total	$138,347	$102,267	$44,293

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
As of December 31, 2023 and December 31, 2022, the costs of investments for the Company for U.S. federal income tax purposes were $2,004,510 and $2,096,615, respectively.

	December 31,
	2023	2022
Tax cost	$2,004,510	$2,096,615
Gross unrealized appreciation on investments	175,092	106,835
Gross unrealized depreciation on investments	(188,257)	(149,511)
Total investments at fair value	$1,991,345	$2,053,939
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets, Liabilities and Members' Capital by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2023	2022	2021
Accumulated capital loss carryforwards	$(205)	$(463)	$(165)
Other temporary differences	(23,255)	(10,812)	(2,718)
Undistributed ordinary income	—	—	—
Unrealized (depreciation) appreciation	(13,165)	(42,676)	1,579
Total	$(36,625)	$(53,951)	$(1,304)
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2023, the Company does not expect to incur any excise taxes. For the years ended December 31, 2022 and December 31, 2021, the Company did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2023	2022	2021
Distributions per share	$1.204	$0.890	$0.969
Ordinary dividends(1)	100.00%	100.00%	98.59%
Long-term capital gains	—%	—%	1.41%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(2)	97.67%	93.37%	76.01%
Qualified short-term capital gains(2)	—%	—%	—%
Return of capital	—%	—%	—%

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
December 31, 2023
(in thousands, except unit data)
(2)Interest-related dividends and short-term capital gain dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) and 881(e) of the Code.
Note 11. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2023	2022	2021
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$155,673	$49,871	$40,305
Denominator for basic & diluted weighted average unit:	114,906,527	109,743,604	40,862,822
Basic & diluted earnings per unit:	$1.35	$0.45	$0.99

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C. (Continued)
December 31, 2023
(in thousands, except unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Per unit data(1):
Members' capital, December 31, 2022, December 31, 2021 and December 31, 2020, respectively	$9.50	$9.95	$10.00
Net investment income	1.19	0.94	1.07
Net realized and unrealized gains (losses)(2)	0.16	(0.50)	(0.15)
Total net increase	1.35	0.44	0.92
Distributions declared to unitholders from net investment income	(1.20)	(0.89)	(0.97)
Members' capital, December 31, 2023, December 31, 2022 and December 31, 2021, respectively	$9.65	$9.50	$9.95
Total return based on members' capital(3)	14.95%	4.57%	9.52%
Units outstanding at end of period	114,906,527	114,906,527	91,925,222
Average weighted Units outstanding for the period	114,906,527	109,743,604	40,862,822
Average members' capital for the period	$1,098,081	$1,077,640	$408,956
Ratio to average members' capital:
Net investment income	12.42%	9.53%	10.71%
Total expenses, before waivers/reimbursements	10.12%	6.81%	7.14%
Total expenses, net of waivers/reimbursements	10.07%	6.78%	6.91%

Average debt outstanding— Unsecured Notes (4)	$275,000	$256,370	$128,667
Average debt outstanding—BMO Subscription Line (5)	N/A	$94,578	$103,346
Average debt outstanding—Wells Credit Facility (6)	$716,346	$617,945	$198,990
Average debt outstanding—GS Credit Facility (7)	$642,729	N/A	N/A
Asset coverage ratio	220.28%	213.62%	223.53%
Portfolio turnover	3.30%	9.97%	25.75%

Capital Commitments	$1,149,065	$1,149,065	$1,149,065
Funded Capital Commitments	$1,149,065	$1,149,065	$919,252
% of Capital Commitments funded	100.00%	100.00%	80.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 were $(0.01), $(0.02) and $(0.06), respectively.
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
December 31, 2023
(in thousands, except unit data)
(4)For the year ended December 31, 2021, average debt outstanding represents the period from August 4, 2021 (issuance of the Unsecured Notes) to December 31, 2021.
(5)For the year ended December 31, 2022, average debt outstanding represents the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).
(6)For the year ended December 31, 2023, average debt outstanding represents the period from January 1, 2023 to November 28, 2023 (termination of the Wells Credit Facility).
(7)For the year ended December 31, 2023, average debt outstanding represents the period from November 28, 2023 (commencement of GS Credit Facility) to December 31, 2023.
N/A    Not Applicable.
Note 13. Recent Accounting Standards Updates
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
The SEC adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) provides the recordkeeping requirements associated with fair value determinations. While the Board has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
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

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission ("SEC") filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.
Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2023.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change(s) in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)None.
(b)For the fiscal quarter ended December 31, 2023, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	69	Director	2019
David Ogens	69	Director	2019
Rome G. Arnold III	68	Director	2019
Interested Directors
John R. Kline	48	Chairman of the Board of Directors, Chief Executive Officer, President	2019
Adam B. Weinstein	44	Director, Executive Vice President	2019
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since
Joseph W. Hartswell	45	Chief Compliance Officer and Corporate Secretary	2022
Laura C. Holson	38	Chief Operating Officer	2022
Kris Corbett	48	Chief Financial Officer and Treasurer	2023
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

Independent Directors
Alfred F. Hurley, Jr. has been our director since 2019. He has also served as a director of NMFC since 2010, a director of NMF SLF I, Inc. since 2019, and a director of New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. since 2022. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI’s Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm’s equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with a Bachelor of Arts ("B.A" or "A.B.") in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
David Ogens has been our director since 2019. He has also served as a director of NMFC since 2010, a director of NMF SLF I, Inc. since 2019, and a director of New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. since 2022. From 2019 to 2022, Mr. Ogens served as the CEO and as a Director of HealthBridge LLC. HealthBridge LLC. provides remote patient monitoring and chronic care management services for patients with chronic diseases in their home environment. From 2011 to 2019, Mr. Ogens was the President and a Director of Med Inc., a company that provided complex rehabilitation services to patients with serious muscular/neuro diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his A.B. and Master of Business Administration ("M.B.A.") from the University of Virginia.
Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
 Rome G. Arnold III has been our director since 2019. He has also served as a director of NMFC since 2017 and a director of New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. since 2022. Since January 2017, Mr. Arnold has served as a Senior Advisor at Rose and Co., a financial-technology startup company with a focus on digital media. From January 2012 through August 2016, Mr. Arnold was a Managing Director at UBS Securities in their Energy Group, serving as the Head of Oil Field Services. In addition, Mr. Arnold currently serves as a director of Forbes Energy Services Ltd., an independent oilfield services contractor. Mr. Arnold received his B.A., cum laude, in Psychology and History of Art from Yale College. He received his M.B.A. from Harvard Business School, with High Distinction (Baker Scholar).
Mr. Arnold brings his vast experience in investment banking and energy focus to our Board. This background positions Mr. Arnold well to serve as our director.
Interested Directors
 John R. Kline has been our chief executive officer since January 1, 2023 and our president and chairman of the board of directors since 2019. Mr. Kline has also served as chief executive officer of NMFC, New Mountain Guardian IV BDC,

L.L.C., NMF SLF I, Inc. and New Mountain Guardian IV Income Fund, L.L.C. since January 1, 2023. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since November 2019, the chairman of the board of directors of NMF SLF I, Inc. since 2019 and the chairman of the board of directors of New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. since 2022. He previously served as Chief Operating Officer of the Company, NMFC and NMF SLF I, Inc. from 2019 to February 2022. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Adam B. Weinstein has been our director since 2019 and has served as our executive vice president since 2019. Mr. Weinstein also serves as a Managing Director and Chief Financial Officer of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as executive vice president, chief administrative officer and director of NMFC and executive vice president of NMF SLF I, Inc, New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Mr. Weinstein brings his industry-specific expertise and background in accounting to our Board. This background positions Mr. Weinstein well to serve as our director.
Executive Officers Who Are Not Directors
Joseph W. Hartswell has been our Chief Compliance Officer and Corporate Secretary since March 2022. Mr. Hartswell has also served as Chief Compliance Officer and corporate secretary of NMFC and NMF SLF I, Inc. since March 2022 and of New Mountain Guardian IV BDC, L.L.C. since May 2022, and of New Mountain Guardian IV Income Fund, L.L.C. since December 2022. Since 2015, Mr. Hartswell has served as a Managing Director and the Chief Compliance Officer of New Mountain Capital. Prior to New Mountain, Mr. Hartswell was the Chief Compliance Officer for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy Chief Compliance Officer for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated Chief Compliance Officer for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a Bachelor of Science ("B.S.") in Finance and International Business from the University of Maryland and is a CFA charterholder.
Kris Corbett has been our Chief Financial Officer and Treasurer since November 27, 2023. Mr. Corbett has also served as Chief Financial Officer and Treasurer of NMFC, New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C. and NMF SLF I, Inc. since November 27, 2023. Mr. Corbett previously served as a Senior Vice President, Controller and Treasurer of both Blackstone Private Credit Fund and Blackstone Secured Lending Fund. Prior to joining Blackstone in 2016, Mr. Corbett was a Managing Director at Perella Weinberg Partners where he performed roles in finance, accounting and financial reporting within alternative asset management. Prior to Perella Weinberg Partners, Mr. Corbett held a variety of positions in accounting and financial reporting at King Street Capital Management and Ziff Brothers Investments. He began his career in public accounting at PwC. Mr. Corbett received a Bachelor of Business Administration in Accounting from University of Massachusetts and is a Certified Public Accountant in the state of New York and a CFA charterholder.
Laura C. Holson has been our Chief Operating Officer since February 2022. Ms. Holson has also served as Chief Operating Officer of NMFC and NMF SLF I, Inc. since March 2022 and of New Mountain Guardian IV BDC, L.L.C. since May 2022 and of New Mountain Guardian IV Income Fund, L.L.C. since December 2022. Since joining New Mountain Capital in 2009, Ms. Holson has worked on both the private equity and credit deal teams. From 2017 until 2021, Ms. Holson served as Head of Capital Markets; in this capacity, she managed the Firm’s financing activities and relationships across its various product lines. Before joining New Mountain, Ms. Holson worked in Healthcare Investment Banking at Morgan Stanley in New

York. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.
Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See Item 1. Business—Compliance Policies and Procedures in this Annual Report on Form 10-K.
The Board met six times throughout 2023 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2023.
Audit Committee
The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee's responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee has also established guidelines and makes recommendations to our Board regarding the valuation of our investments. The audit committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the audit committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The audit committee is composed of Messrs. Hurley, Ogens and Arnold. Mr. Arnold serves as Chairman of the audit committee. Our Board has determined that Alfred F. Hurley, Jr., David Ogens and Rome G. Arnold III are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. All audit committee members meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.
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
Insider Trading Policies
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
None of our executive officers receive direct compensation from us. We reimburse the Administrator for expenses incurred by it on our behalf in performing its obligations under the Administration Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer ("CCO"), and their respective staff. Certain of our executive officers, through their ownership interest in or management positions with the Investment Adviser, may be entitled to a portion of any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of our Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under our Investment Management Agreement. The Investment Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2023.

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
Each of our Independent Directors receive an annual retainer fee of $25,000, if the director attends at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. We also reimburse our Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2023, out-of-pocket expenses reimbursed were $1,290.
With respect to each audit committee meeting not held concurrently with a board meeting, our Independent Directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such audit committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $1,875, the chairman of the nominating and corporate governance committee receives an annual retainer of $250 and the chairman of the valuation committee receives an annual retainer of $1,250.
Compensation Committee
We currently do not have a compensation committee.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2023, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of our Board participated in deliberations of the Board concerning executive officer compensation. No member of our Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 6, 2024, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 114,906,527 Units outstanding as of March 6, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Units. Ownership information for those persons who beneficially own more than 5% of our Units is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units. Unless otherwise indicated, the address of all executive officers and directors is c/o New Mountain Guardian III BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Adam B. Weinstein	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
David Ogens	—	—	—%
Rome G. Arnold III	—	—	—%
Executive Officers Who Are Not Directors
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Kris Corbett	—	—	—%
All Directors and Executive Officers as a Group (8 persons)	—	—	—%

Five-Percent Unitholders
New Mountain Guardian Investments III, L.L.C.(1)	Record	28,078,480	24.44%
Western Conference of Teamsters Pension Trust Fund(2)	Record	16,000,000	13.92%
CCLF SPV LLC(3)	Record	10,000,000	8.70%
GHL Investments Ltd.(4)	Record	7,000,000	6.09%
Teachers' Retirement Allowances Fund(5)	Record	6,000,000	5.22%

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
(3)Based upon information contained in the Schedule 13G/A filed February 13, 2024 by Cliffwater Corporate Lending Fund (CCLF SPV LLC) is a Delaware statutory trust whose address is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, Wisconsin 53212.
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
We have entered into the Investment Management Agreement (as defined below) with New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) pursuant to which we pay management fees and incentive fees to the Investment Adviser, and we have entered into the Administration Agreement (as defined below) with New Mountain Finance Administration, L.L.C. (the "Administrator") pursuant to which we make payments equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement.
The Board initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between the Company and the Investment Adviser and an administration agreement (the “Prior Administration Agreement”) between the Company and the Administrator at the initial Board meeting on June 18, 2019, and each became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by the Board, including a majority of the Non-Interested Directors. Before the Prior Investment Management Agreement's expiration, we inadvertently failed to present the Prior Investment Management Agreement for renewal to the Board as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Board or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated effective as of July 15, 2021. On February 16, 2022, our Board approved a new investment advisory and management agreement between us and the Investment Adviser (the “Investment Management Agreement”). The Prior Investment Management Agreement and the Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, except that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of our outstanding voting securities approved the Investment Management Agreement via written consent. On March 21, 2022, we filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting the unitholders' approval of the Investment Management Agreement. The Investment Management Agreement was executed and became effective 20 calendar days after the Information Statement was sent to unitholders. The Board most recently re-approved the Investment Management Agreement on January 30, 2024 at an in-person meeting for a period of 12 months commencing on March 1, 2024.
The Prior Administration Agreement became effective on July 15, 2019 and expired by its terms on July 15, 2021. As with the Prior Investment Management Agreement, we inadvertently and unintentionally failed to present the Prior Administration Agreement for renewal on or before its expiration on July 15, 2021, and the failure to do so did not reflect the intent and desire of us, the Board or the Administrator. On February 16, 2022, our Board approved a new administration agreement (the "Administration Agreement") between us and the Administrator. The Prior Administration Agreement and the Administration Agreement are identical in all material respects, except that the dates of execution, effectiveness and termination. The Administration Agreement became effective on February 16, 2022. The Board most recently re-approved the Administration Agreement on January 30, 2024 at an in-person meeting, for a period of 12 months commencing on March 1, 2024.
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect for a period from its effective date to the second anniversary of such effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of a majority of the Fund's directors who are not parties to this Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act, or (ii) by the vote of a majority of the outstanding Units. The Administration Agreement, by its terms, unless earlier terminated as described below, will remain in effect for a period from its effective date to the second anniversary of the effective date of the Administration Agreement and will remain in effect from year to year thereafter if approved annually by (i) the vote of a majority of our outstanding voting securities, or (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. See Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team in this Annual Report on Form 10-K. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee. The Board most recently re-approved the Investment Management Agreement on January 30, 2024 at an in-person meeting, for a period of 12 months commencing on March 1, 2024.

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
In addition, the manner in which the Investment Adviser's entitlement to incentive fees is determined may result in a conflict between its interests and the interests of unitholders with respect to the sequence and timing of disposals of investments. For example, the ultimate beneficial owners of the Investment Adviser are generally subject to U.S. federal and local income tax (unlike certain of the unitholders). The Investment Adviser may be incentivized to operate the Company, including to hold and/or sell investments, in a manner that takes into account the tax treatment of its incentive fees. Investors should note in this regard that recently enacted tax reform legislation relating to the taxation of carried interest provide for a lower capital gains tax rate in respect of investments held for at least three years. While the Investment Adviser generally intends to seek to maximize pretax returns for us as a whole, the Investment Adviser may nonetheless be incentivized, for example, to hold investments longer to ensure long-term capital gains treatment and/or realize investments prior to any change in law that results in a higher effective income tax rate on its incentive fees.
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
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019, as amended on August 30, 2022 (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, and which requires, among other things, the consent of the Board and the board of any other BDC participating in the transaction.
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
The Investment Adviser has no obligation to purchase or sell a security for, enter into a transaction on behalf of, or provide an investment opportunity to, us or other accounts solely because the Investment Adviser or its affiliates purchase or sell the same security for, enters into a transaction on behalf of, or provide an opportunity to, another account or us if, in its reasonable opinion, such security, transaction or investment opportunity does not appear to be suitable, practicable or desirable for us or the other account.
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
Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us, including the other New Mountain products contemplated herein. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than Portfolio Companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the Fourth Amended and Restated Limited Liability Company Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also Item 1A. Risk Factors—Certain

General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team in this Annual Report on Form 10-K.
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
Certain unitholders have representatives on the advisory committee. The advisory committee has a role in certain matters regarding us, including with respect to certain conflicts of interest, in each case as provided in the Fourth Amended and Restated Limited Liability Company Agreement. Members of the advisory committee may have various business and other relationships with New Mountain and its affiliates (and may be investors in, and/or serve on similar committees of other New Mountain funds or arrangements, including those engaged in transactions with us). The presence of these other relationships may influence their decisions as members of the advisory committee.
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
Allocation of Expenses Among Accounts and Co-Investors
The Investment Adviser seeks to fairly allocate expenses among the accounts, including the Company, and any co-investors. Generally, accounts and co-investors that own an investment share in expenses related to such investment, including expenses originally charged solely to any account. However, it is not always possible or reasonable to allocate or re-allocate expenses to a co-investor, depending upon the circumstances surrounding the applicable investment (including the timing of the investment) and the financial and other terms governing the relationship of the co-investor to the accounts with respect to the investment, and, as a result, there may be occasions where co-investors do not bear a proportionate share of such expenses. In addition, where a potential investment is contemplated but ultimately not consummated, potential co-investors generally will not share in any expenses related to such potential investment, including expenses borne by any account with respect to such potential investment. Similarly, there may be circumstances when New Mountain has considered a potential equity investment in a portfolio company on behalf of an account, has determined not to make such equity investment and a debt investment is eventually made in such portfolio company by us, other New Mountain credit funds, or other investment vehicles sponsored by New Mountain. In these circumstances, we, such other New Mountain credit funds, or such other vehicles may benefit from research by New Mountain's investment team and/or from costs borne by the applicable account in pursuing the potential portfolio investment, but will not be required to reimburse such account for expenses incurred in connection with such investment.
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
Among other things, one or more of our subsidiaries may offer to other accounts participations in and/or assignments or sales of loans (or interests therein) that the subsidiaries have originated or purchased. In the event of such an offer, the price of the participation, assignment or sale will be based on the current market price or readily available market quotation of such loans and ascertained in a manner required by the 1940 Act. Further, the decision by such other accounts to accept or reject the relevant subsidiary's offer will be made by a party independent of the Investment Adviser, such as a loan acquisition committee.
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
The Proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring our investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (a) anyone involved in the decision-making process disclose to our CCO any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a Proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
The Investment Adviser has identified one potential conflict of interest between our interests and its own arising from its Proxy voting process. From time to time, the Investment Adviser may be in a position where it must vote to approve certain directors' participation on the boards of public companies in which we invest. Since the Investment Adviser's employees are permitted to participate on public company boards (upon notification to, or approval by, our CCO, as applicable) there may be situations where the Investment Adviser has a decision as to whether to vote in favor of, or against, a public company director that is also compensated as an employee. If the Investment Adviser determines that it may have, or is perceived to have, a conflict of interest when voting Proxies, the Investment Adviser will either (i) convene a Proxy voting committee to address conflicts or (ii) refrain from voting when doing so is in our best interest.
The Investment Adviser Has Different Compensation Arrangements with Other Accounts
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
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2024.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended December 31,
	2023	2022
Audit Fees	$400,000	$400,000
Audit-Related Fees	—	—
Tax Fees	231,188	156,105
All Other Fees	—	—
Total Fees	$631,188	$556,105
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
Pre-Approval Policies
The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, consulting services and other services to be provided by Deloitte & Touche LLP. The policy requires that the audit committee pre-approve the audit, non-audit and consulting services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors' independence.
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

(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Fourth Amended and Restated Limited Liability Company Agreement dated as of June 28, 2023(7)
3.2	Certificate of Formation(3)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities(13)
10.1	Investment Advisory and Management Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)
10.2	Investment Advisory and Management Agreement, dated as of April 11, 2022, by and between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(15)
10.3	Administration Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Administration, L.L.C., dated February 16, 2022(13)
10.4	Trademark License Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Capital, L.L.C., dated June 18, 2019(2)
10.5	Custody Agreement between New Mountain Guardian III BDC, L.L.C. and U.S. Bank National Association, dated July 3, 2019(2)
10.6	Expense Limitation and Reimbursement Agreement between New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated July 15, 2019(2)
10.7	Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A., dated July 30, 2019(2)
10.8	Form of Amendment, dated as of August 4, 2021, to Loan Authorization Agreement between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A. (11)
10.9	Form of Second Amendment to Loan Authorization Agreement, dated March 9, 2022, between New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank N.A.(14)
10.10	Form of Facility Increase Letter, dated as of December 29, 2020, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(6)
10.11	Form of Facility Increase Letter, dated as of June 1, 2021, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(8)
10.12	Form of Facility Increase Letter, dated as of September 30, 2021, by and among New Mountain Guardian III BDC, L.L.C. and BMO Harris Bank, N.A.(12)
10.13	Form of Custodian Agreement between New Mountain Guardian III BDC, L.L.C. and State Street Bank and Trust Company(2)
10.14	Transfer Agency and Registrar Services Agreement by and between New Mountain Guardian III BDC, L.L.C. and American Stock Transfer & Trust Company, LLC, dated August 1, 2019(2)
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

10.22	Form of Master Note Purchase Agreement, dated August 4, 2021, by the between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto (11)
10.23	Form of First Supplement to Master Note Purchase Agreement, dated March 10, 2022, by and between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto(14)
10.24	Custody Agreement, dated as of August 4, 2023, by and among New Mountain Guardian III BDC, L.L.C. and Western Alliance Trust Company, N.A., as Custodian(18)
10.25	Custody Agreement, dated as of August 4, 2023, by and among New Mountain Guardian III BDC, L.L.C. and Western Alliance Bank, as Custodian (included as Schedule C to Exhibit 10.24)(18)
10.26
Credit Agreement by and among New Mountain Guardian III SPV, L.L.C., as the borrower, New Mountain Guardian III BDC, L.L.C., as the collateral manager, various lenders, Goldman Sachs Bank USA, as syndication agent and administrative agent, and Western Alliance Trust Company, N.A. as the collateral custodian, dated November 28, 2023*

10.27
Collateral Administration Agreement, by and among New Mountain Guardian III BDC, L.L.C., as collateral manager, New Mountain Guardian III SPV, L.L.C. as borrower, and Western Alliance Trust Company, N.A., as collateral administrator, dated November 28, 2023*

10.28	Custody Agreement, dated as of November 28, 2023, by and between New Mountain Guardian III BDC, L.L.C. and Computershare Trust Company, N.A.*
14.1	Code of Business Conduct and Ethics (5)
19.1	Insider Trading Policies and Procedures*
21.1	Subsidiaries of New Mountain Guardian III BDC, L.L.C.:
New Mountain Guardian III SPV, L.L.C. (Delaware)
New Mountain Guardian III OEC, Inc. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s registration statement on Form 10 Pre-Effective Amendment No. 1 (File No. 000-56072) filed on September 13, 2019.
(3)Previously filed in in connection with New Mountain Guardian III BDC, L.L.C.'s quarterly report on Form 10-Q filed on November 13, 2019.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on November 29, 2019.
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s annual report on Form 10-K filed on March 4, 2020.
(6)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on January 4, 2021.
(7)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on June 29, 2023.

(8)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on June 4, 2021.
(9)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on July 6, 2021.
(10)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on November 3, 2021.
(11)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on August 10, 2021.
(12)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on October 6, 2021.
(13)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s annual report on Form 10-K filed on March 9, 2022.
(14)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on March 15, 2022.
(15)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on April 13, 2022.
(16)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on July 1, 2022.
(17)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on July 12, 2022.
(18)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on August 10, 2023.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2024.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 6, 2024
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2024
Kris Corbett

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Director	March 6, 2024
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	March 6, 2024
Rome G. Arnold III

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 6, 2024
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	March 6, 2024
David Ogens