Form 10-Q
period 2024-03-31
New Mountain Guardian III BDC, L.L.C.
filed 2024-05-14
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 14, 2024 was 114,906,527. As of March 31, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,963,001 and $2,025,054, respectively)	$1,940,900	$1,991,345
Cash and cash equivalents	48,236	69,873
Receivable from unsettled securities sold	21,319	—
Interest and dividend receivable	19,172	15,468
Deferred tax asset	—	150
Other assets	740	686
Total assets	$2,030,367	$2,077,522
Liabilities
Borrowings
GS Credit Facility	$638,000	$646,800
Unsecured Notes	275,000	275,000
Deferred financing costs (net of accumulated amortization of $8,983 and $7,959, respectively)	(8,188)	(9,211)
Net borrowings	904,812	912,589
Distribution payable	32,059	35,506
Interest payable	15,399	9,690
Incentive fee payable	5,730	6,013
Management fee payable	3,145	2,792
Payable to affiliate	356	520
Deferred tax liability	87	—
Other liabilities	1,511	1,661
Total liabilities	963,099	968,771
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 114,906,527 units issued and outstanding, respectively	1,095,392	1,145,376
Accumulated overdistributed earnings	(28,124)	(36,625)
Total members' capital	$1,067,268	$1,108,751
Total liabilities and members' capital	$2,030,367	$2,077,522
Members' capital per unit	$9.29	$9.65
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$52,021	$52,837
PIK interest income	4,238	2,631
Dividend income	2,741	2,336
Fee income	466	651
Total investment income	59,466	58,455
Expenses
Interest and other financing expenses	16,865	14,946
Incentive fee	5,730	5,817
Management fee	3,145	3,299
Administrative expenses	702	685
Professional fees	366	558
Other general and administrative expenses	62	166
Total expenses	26,870	25,471
Net investment income before income taxes	32,596	32,984
Income tax expense (benefit)	121	16
Net investment income	32,475	32,968
Net realized gains (losses) on investments	(3,285)	(495)
Net change in unrealized appreciation (depreciation) of investments	11,608	3,144
Benefit (provision) for taxes	(238)	(52)
Net realized and unrealized gains (losses)	8,085	2,597
Net increase in members' capital resulting from operations	$40,560	$35,565
Earnings per unit (basic & diluted)	$0.35	$0.31
Weighted average common units outstanding - basic & diluted (See Note 10)	114,906,527	114,906,527

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Increase in members' capital resulting from operations:
Net investment income	$32,475	$32,968
Net realized gains (losses) on investments	(3,285)	(495)
Net change in unrealized appreciation (depreciation) of investments	11,608	3,144
Benefit (provision) for taxes	(238)	(52)
Net increase in members' capital resulting from operations	40,560	35,565
Capital transactions
Return of capital distributions	(49,984)	—
Distributions declared to unitholders from net investment income	(32,059)	(32,748)
Total net (decrease) increase in members' capital resulting from capital transactions	(82,043)	(32,748)
Net (decrease) increase in members' capital	(41,483)	2,817
Members' capital at the beginning of the period	1,108,751	1,091,425
Members' capital at the end of the period	$1,067,268	$1,094,242

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net increase in members' capital resulting from operations	$40,560	$35,565
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized losses on investments	3,285	495
Net change in unrealized (appreciation) depreciation of investments	(11,608)	(3,144)
Amortization of purchase discount	(755)	(805)
Amortization of deferred financing costs	1,025	556
Non-cash investment income	(6,958)	(5,286)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(5,904)	(25,337)
Proceeds from sales and paydowns of investments	75,351	34,957
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	—	35
Cash paid on drawn revolvers	(11,441)	(11,326)
Cash repayments on drawn revolvers	8,475	9,198
Receivable from unsettled securities sold	(21,319)	—
Interest and dividend receivable	(3,704)	761
Deferred tax asset	150	—
Other assets	(54)	(42)
Increase (decrease) in operating liabilities:
Interest payable	5,709	(2,208)
Incentive fee payable	(283)	316
Management fee payable	353	(2)
Deferred tax liability	87	53
Payable to affiliates	(164)	199
Other liabilities	(150)	(168)
Net cash flows provided by (used in) operating activities	72,655	33,817
Cash flows from financing activities
Distributions from net investment income	(35,506)	(28,956)
Return of capital distributions	(49,984)	—
Proceeds from Wells Credit Facility	—	49,000
Repayment of Wells Credit Facility	—	(52,000)
Proceeds from GS Credit Facility	33,000	—
Repayment of GS Credit Facility	(41,800)	—
Deferred financing costs paid	(2)	—
Net cash flows (used in) provided by financing activities	(94,292)	(31,956)
Net increase (decrease) in cash and cash equivalents	(21,637)	1,861
Cash and cash equivalents at the beginning of the period	69,873	28,266
Cash and cash equivalents at the end of the period	$48,236	$30,127

Supplemental disclosure of cash flow information
Cash interest paid	$10,022	$16,459
Income taxes received	47	—
Non-cash operating activities:
Non-cash activity on investments	$6,137	$—
Non-cash financing activities:
Distributions declared and payable	$32,059	$32,748
Accrual for deferred credit facility costs	—	1
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.66%	12/2021	07/2025	$41,544	$41,463	$41,544
	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.66%	08/2019	07/2025	13,210	13,181	13,210
								54,754	54,644	54,754	5.13%
GS Acquisitionco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	10.30%	02/2020	05/2028	52,718	52,574	52,851	4.95%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	12/2021	12/2027	20,122	20,001	20,122
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	12/2021	12/2027	19,929	19,794	19,929
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	12,372	12,258	11,751
								52,423	52,053	51,802	4.86%
OA Buyer, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.50%	10.83%	12/2021	12/2028	45,748	45,411	45,748
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.83%	05/2022	12/2028	2,896	2,874	2,896
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.83%	12/2021	12/2028	795	806	795
								49,439	49,091	49,439	4.63%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.58%	05/2022	05/2029	49,125	48,739	49,125	4.60%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	12/2021	12/2028	38,500	38,211	38,500
	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	12/2021	12/2028	9,300	9,231	9,300
								47,800	47,442	47,800	4.48%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)	SOFR(M)	+	5.25%	10.68%	12/2021	12/2028	40,088	39,866	40,088
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.25%	12.75%	12/2021	12/2027	3,194	3,185	3,194
								43,282	43,051	43,282	4.06%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.21%	11/2021	11/2027	40,743	40,536	37,797
	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.21%	11/2021	11/2027	3,551	3,533	3,293
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.22%	11/2021	05/2027	1,205	1,207	1,118
								45,499	45,276	42,208	3.95%
Diamondback Acquisition, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	09/2021	09/2028	42,088	41,793	41,920	3.93%
GraphPAD Software, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.96%	12/2021	04/2027	17,800	17,744	17,800
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.19%	04/2021	04/2027	10,211	10,182	10,211
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.13%	12/2021	04/2027	9,932	9,903	9,932
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.96%	10/2021	04/2027	1,570	1,565	1,570
	First Lien(2)(4)(5) - Drawn	P(Q)	+	5.00%	11.46%	04/2021	04/2027	1,500	1,496	1,500
								41,013	40,890	41,013	3.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	6.50%/PIK	11.91%	12/2021	12/2028	$43,086	$42,801	$38,872
	First Lien(4)	SOFR(Q)*	+	6.50%/PIK	11.91%	12/2021	12/2028	2,239	2,235	2,020
								45,325	45,036	40,892	3.83%
Anaplan, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.81%	06/2022	06/2029	40,440	40,112	40,440	3.79%
IG Investments Holdings, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.41%	09/2021	09/2028	38,842	38,567	38,842	3.64%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.82%	08/2021	10/2027	29,795	29,731	29,795
	Subordinated(4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,647	3,601	3,647
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.84%	01/2022	10/2027	3,051	3,031	3,051
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.81%	01/2022	10/2027	2,046	2,032	2,046
								38,539	38,395	38,539	3.61%
Associations, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.09%	07/2021	07/2027	18,425	18,376	18,425
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.07%	07/2021	07/2027	4,536	4,523	4,536
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.08%	07/2021	07/2027	4,536	4,523	4,536
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.08%	07/2021	07/2027	2,739	2,731	2,739
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.08%	07/2021	07/2027	2,179	2,173	2,179
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.50%	12.09%	07/2021	07/2027	909	909	909
								33,324	33,235	33,324	3.12%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.84%	12/2021	11/2028	31,657	31,382	31,657
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	3.50%+2.75%/PIK	11.84%	12/2021	11/2028	1,497	1,479	1,497
								33,154	32,861	33,154	3.11%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.16%	10/2021	10/2028	19,527	19,388	19,209
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.16%	12/2021	10/2028	14,150	14,047	13,919
								33,677	33,435	33,128	3.10%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.16%	08/2021	08/2028	28,303	28,106	27,873
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.16%	08/2021	08/2028	2,979	2,973	2,934
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.75%	11.16%	08/2021	08/2027	2,292	2,278	2,257
								33,574	33,357	33,064	3.10%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.38%+3.88%/PIK	12.58%	08/2022	08/2028	$27,829	$27,656	$28,107
	First Lien(4)	SOFR(Q)	+	7.25%	12.58%	10/2022	08/2028	4,508	4,476	4,553
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.05%	08/2022	08/2028	169	173	169
								32,506	32,305	32,829	3.08%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)*	+	7.00%/PIK	12.31%	11/2021	11/2028	28,383	28,230	28,383
	First Lien(4)	SOFR(Q)*	+	7.00%/PIK	12.31%	03/2022	11/2028	3,890	3,868	3,890
								32,273	32,098	32,273	3.02%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.21%	12/2021	12/2027	17,476	17,357	17,476
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.21%	12/2021	12/2027	5,866	5,827	5,866
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.21%	12/2021	12/2027	5,829	5,789	5,829
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.75%	11.23%	12/2021	12/2027	2,205	2,192	2,205
								31,376	31,165	31,376	2.94%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(4)	SOFR(M)	+	5.75%	11.19%	12/2021	09/2028	24,438	24,257	24,438
	First Lien(2)(4)	SOFR(M)	+	5.75%	11.19%	09/2021	09/2028	3,935	3,910	3,935
	First Lien(2)(4)	SOFR(M)	+	5.75%	11.19%	09/2021	09/2028	2,781	2,757	2,781
								31,154	30,924	31,154	2.92%
Foreside Financial Group, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.74%	05/2022	09/2027	30,769	30,548	30,769	2.88%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	8.25%	13.66%	07/2022	07/2029	20,105	19,897	20,105
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	07/2021	07/2028	9,036	8,989	9,036
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	07/2022	07/2028	1,560	1,548	1,560
								30,701	30,434	30,701	2.88%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.90%	10/2021	10/2028	29,224	29,027	29,224
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.90%	06/2022	10/2028	758	751	758
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.90%	10/2021	10/2027	146	157	146
	First Lien(4)	SOFR(Q)	+	5.50%	10.90%	10/2021	10/2028	83	74	83
								30,211	30,009	30,211	2.83%
Galway Borrower LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.65%	09/2021	09/2028	29,665	29,445	29,665
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.25%	10.66%	09/2021	09/2028	306	310	306
								29,971	29,755	29,971	2.81%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CFS Management, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	6.25% +2.75%/PIK	14.56%	08/2019	07/2024	$23,829	$23,816	$21,982
	First Lien(2)(4)	SOFR(Q)*	+	6.25% +2.75%/PIK	14.56%	09/2021	07/2024	5,617	5,614	5,181
	First Lien(4)	SOFR(Q)*	+	6.25% +2.75%/PIK	14.56%	08/2019	07/2024	2,128	2,128	1,963
	First Lien(2)(4)	SOFR(Q)*	+	6.25% +2.75%/PIK	14.56%	02/2022	07/2024	365	365	337
								31,939	31,923	29,463	2.76%
Icebox Holdco III, Inc.
Distribution & Logistics	Second Lien(2)	SOFR(Q)	+	6.75%	12.32%	12/2021	12/2029	30,000	29,881	29,400	2.75%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.96%	11/2021	11/2027	23,756	23,583	23,756
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.96%	05/2021	11/2027	4,875	4,855	4,875
								28,631	28,438	28,631	2.68%
OEC Holdco, LLC (12)
OEConnection LLC
Software	Second Lien(2)	SOFR(M)	+	7.00%	12.43%	12/2021	09/2027	19,234	19,106	19,234
	Second Lien(2)	SOFR(M)	+	7.00%	12.43%	09/2019	09/2027	7,677	7,636	7,677
								26,911	26,742	26,911	2.52%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.50%+2.50%/PIK	11.31%	06/2022	06/2029	26,234	26,079	26,234
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.83%	06/2022	06/2029	399	399	399
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.81%	06/2022	06/2029	98	98	98
								26,731	26,576	26,731	2.50%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.21%	03/2021	03/2029	26,250	26,289	26,250	2.46%
MRI Software LLC
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.90%	01/2020	02/2027	16,632	16,591	16,632
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.90%	03/2021	02/2027	8,874	8,862	8,874
								25,506	25,453	25,506	2.39%
Businessolver.com, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.91%	12/2021	12/2027	24,103	24,022	24,103
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.91%	12/2021	12/2027	861	860	861
								24,964	24,882	24,964	2.34%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien(2)(4)	SOFR(M)	+	6.75%	12.19%	11/2021	12/2029	24,900	24,802	24,703	2.31%
Bullhorn, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	09/2019	09/2026	18,605	18,546	18,605
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	10/2021	09/2026	3,845	3,840	3,845
	First Lien(4)	SOFR(M)	+	5.50%	10.93%	09/2019	09/2026	861	858	861
	First Lien(4)	SOFR(M)	+	5.50%	10.93%	09/2019	09/2026	386	385	386
	First Lien(4)	SOFR(M)	+	5.50%	10.93%	09/2019	09/2026	308	307	308
								24,005	23,936	24,005	2.25%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

USRP Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.18%	07/2021	07/2027	$23,278	$23,130	$23,278	2.18%
MED Parentco, LP
Healthcare	Second Lien(2)	SOFR(M)	+	8.25%	13.69%	08/2019	08/2027	22,000	21,913	22,000	2.06%
Avalara, Inc.
Software	First Lien(4)	SOFR(Q)	+	7.25%	12.56%	10/2022	10/2028	21,654	21,432	21,654	2.03%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.75%	11.17%	06/2022	06/2028	20,929	20,929	20,764	1.95%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	09/2021	09/2027	19,026	18,903	18,790
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.93%	09/2021	09/2027	976	976	964
								20,002	19,879	19,754	1.85%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	12.07%	08/2021	08/2029	19,706	19,645	19,706	1.85%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.21%	03/2021	08/2025	8,266	8,252	8,266
	First Lien(2)(4)	SOFR(Q)	+	6.25%	11.71%	08/2020	08/2025	7,279	7,251	7,279
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.21%	03/2021	08/2025	2,020	2,016	2,020
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.25%	11.71%	08/2020	08/2025	1,027	1,039	1,027
	First Lien(4)	SOFR(Q)	+	6.25%	11.71%	08/2020	08/2025	609	607	609
	First Lien(4)	SOFR(Q)	+	6.25%	11.71%	08/2020	08/2025	384	383	384
								19,585	19,548	19,585	1.84%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	3.38%+3.38%/PIK	12.21%	02/2022	02/2028	18,409	18,283	18,409
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	12.21%	02/2022	02/2028	1,001	1,001	1,001
								19,410	19,284	19,410	1.82%
Daxko Acquisition Corporation
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	10/2021	10/2028	17,524	17,399	17,524
	First Lien(4)	SOFR(M)	+	5.50%	10.93%	10/2021	10/2028	1,476	1,469	1,476
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.93%	10/2021	10/2028	88	84	88
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.50%	13.00%	10/2021	10/2027	78	82	78
								19,166	19,034	19,166	1.80%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.19%	05/2021	11/2027	18,882	18,882	17,493	1.64%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	6.50%	11.93%	05/2021	05/2027	16,848	16,743	16,848	1.58%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	11.72%	04/2021	04/2028	17,690	17,591	15,830	1.48%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.09%	11.57%	03/2021	03/2028	$11,101	$10,996	$11,101
	First Lien(2)(4)	SOFR(Q)	+	6.09%	11.57%	03/2021	03/2028	2,302	2,296	2,302
								13,403	13,292	13,403	1.26%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	08/2021	08/2028	10,681	10,609	10,397
	First Lien(4)	SOFR(M)	+	5.50%	10.93%	08/2021	08/2028	1,892	1,887	1,842
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.93%	08/2021	08/2028	992	977	965
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.93%	08/2021	08/2027	172	175	167
								13,737	13,648	13,371	1.25%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.41%	11.71%	03/2021	04/2028	9,388	9,343	9,258
	First Lien(2)(4)	SOFR(Q)	+	6.41%	11.71%	02/2022	04/2028	2,073	2,066	2,044
	First Lien(4)	SOFR(Q)	+	6.41%	11.71%	03/2021	04/2028	1,571	1,563	1,550
	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.80%	12/2022	04/2028	493	487	487
								13,525	13,459	13,339	1.25%
Syndigo LLC
Software	Second Lien(4)	SOFR(M)	+	8.00%	13.44%	12/2020	12/2028	12,500	12,434	12,500	1.17%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	01/2022	12/2026	5,062	5,033	5,062
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	01/2022	12/2026	5,031	5,001	5,031
	First Lien(4)	SOFR(M)	+	5.50%	10.93%	01/2022	12/2026	1,522	1,512	1,522
								11,615	11,546	11,615	1.09%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	12.19%	03/2021	03/2029	12,188	12,166	11,436	1.07%
Specialtycare, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.34%	06/2021	06/2028	11,580	11,486	11,157
	First Lien(4)	SOFR(Q)	+	5.75%	11.33%	06/2021	06/2028	83	83	80
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	4.00%	9.44%	06/2021	06/2026	50	52	48
								11,713	11,621	11,285	1.06%
PDQ.com Corporation
Software	First Lien(2)(4)	SOFR(M)	+	5.21%	10.64%	12/2021	08/2027	5,586	5,567	5,586
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.21%	10.64%	12/2021	08/2027	5,375	5,359	5,375
								10,961	10,926	10,961	1.03%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.70%	02/2022	02/2028	7,975	7,948	7,975
	First Lien(4)	SOFR(Q)	+	5.25%	10.70%	02/2022	02/2028	2,219	2,217	2,219
	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.70%	02/2022	02/2028	292	291	292
								10,486	10,456	10,486	0.98%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(4)	SOFR(M)	+	5.25%	10.68%	08/2021	08/2029	10,419	10,357	10,419	0.98%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.83%	12/2021	12/2028	$6,975	$6,921	$6,975
	First Lien(4)	SOFR(M)	+	5.50%	10.83%	12/2021	12/2028	2,735	2,719	2,735
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.83%	12/2021	12/2028	515	510	515
								10,225	10,150	10,225	0.96%
Maverick Bidco Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.21%	04/2021	05/2029	10,200	10,179	10,200	0.96%
CRCI Longhorn Holdings, Inc.
Business Services	Second Lien(2)(4)	SOFR(M)	+	7.25%	12.68%	07/2021	08/2026	10,000	9,987	10,000	0.94%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.29%	06/2021	06/2027	7,449	7,404	7,449
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	5.75%	11.08%	06/2021	06/2027	2,080	2,067	2,080
								9,529	9,471	9,529	0.89%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.66%	10/2021	10/2028	8,481	8,420	8,481
	First Lien(4)	SOFR(Q)	+	5.25%	10.68%	10/2021	10/2028	972	965	972
								9,453	9,385	9,453	0.89%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	14.05%	07/2021	07/2027	8,425	8,369	8,313
	First Lien(2)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	14.08%	07/2021	07/2026	940	936	927
								9,365	9,305	9,240	0.87%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	6.53%	11.93%	03/2022	04/2029	8,721	8,667	8,721
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.05%	03/2022	04/2029	90	90	90
								8,811	8,757	8,811	0.83%
Huskies Parent, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.96%	12/2021	11/2028	8,355	8,309	8,285
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.96%	12/2021	11/2027	468	467	464
								8,823	8,776	8,749	0.82%
Smile Doctors LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.90%	11.24%	02/2022	12/2028	7,862	7,831	7,806
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.90%	11.34%	06/2023	12/2028	189	186	187
								8,051	8,017	7,993	0.75%
Ministry Brands Holdings, LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	12/2021	12/2028	6,921	6,895	6,804
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	12/2021	12/2028	700	699	688
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.93%	12/2021	12/2027	68	69	67
								7,689	7,663	7,559	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

EAB Global, Inc.
Education	Second Lien(2)(4)	SOFR(M)	+	6.50%	11.94%	08/2021	08/2029	$7,354	$7,272	$7,354	0.69%
Safety Borrower Holdings LLC
Software	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.82%	09/2021	09/2027	6,904	6,883	6,904
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.25%	12.75%	09/2021	09/2027	77	77	77
								6,981	6,960	6,981	0.65%
Community Brands ParentCo, LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	02/2022	02/2028	7,073	7,022	6,943	0.65%
YLG Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.00%	10.42%	10/2021	10/2025	6,063	6,047	6,063
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.87%	10/2021	10/2025	403	394	403
								6,466	6,441	6,466	0.61%
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.94%	02/2021	04/2029	6,388	6,354	6,356	0.60%
Calabrio, Inc.
Software	First Lien(4)	SOFR(M)	+	7.13%	12.45%	04/2021	04/2027	5,979	5,953	5,923	0.55%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(4)	SOFR(M)	+	6.75%	12.19%	05/2021	05/2029	6,000	5,970	5,875	0.55%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.36%	05/2022	05/2029	5,211	5,170	5,172
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	6.00%	11.38%	05/2022	05/2029	521	517	517
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.00%	11.31%	05/2022	05/2028	101	102	100
								5,833	5,789	5,789	0.54%
Ambrosia Holdco Corp (15)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	5.25%/PIK	10.58%	01/2024	06/2029	5,265	5,265	4,790
	Subordinated(2) (4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	166	166	166
								5,431	5,431	4,956	0.46%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)	SOFR(Q)	+	7.00%	12.48%	05/2021	05/2027	4,629	4,602	4,629
	First Lien(2)(4)(5) - Drawn	P(Q)	+	6.00%	14.50%	05/2021	05/2027	31	32	31
								4,660	4,634	4,660	0.44%
Mamba Purchaser, Inc.
Healthcare	Second Lien(4)	SOFR(M)	+	6.50%	11.94%	09/2021	10/2029	4,354	4,336	4,327	0.41%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	11.43%	08/2021	10/2029	4,006	3,999	3,982	0.37%
AG Parent Holdings, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.00%	10.60%	07/2019	07/2026	1,965	1,961	1,922	0.18%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	11.58%	02/2021	02/2029	$1,865	$1,862	$1,803	0.17%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)	+	5.25%	10.68%	12/2021	02/2026	1,735	1,730	1,735	0.16%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	1,000	841	899	0.07%
New Trojan Parent, Inc.
Healthcare	Second Lien	SOFR(M) (16)*	+	9.25%/PIK	14.69%	01/2021	01/2029	13,238	13,190	166	0.01%
Total Funded Debt Investments - United States								$1,835,985	$1,826,061	$1,803,624	169.00%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(4)	SOFR(M)	+	8.25%	13.69%	10/2019	10/2027	$22,500	$22,409	$22,500	2.11%
Total Funded Debt Investments - United Kingdom								$22,500	$22,409	$22,500	2.11%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second Lien(2)(4)	SOFR(M)	+	8.00%	13.44%	09/2019	05/2027	$12,000	$12,000	$12,000	1.12%
Total Funded Debt Investments - Canada								$12,000	$12,000	$12,000	1.12%
Total Funded Debt Investments								$1,870,485	$1,860,470	$1,838,124	172.23%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	Fixed(S)*		7.00%/PIK	7.00%	09/2021	—	30,082	$37,626	$40,398	3.79%
OEC Holdco, LLC (12)
Software	Preferred shares (3)	Fixed(S)*		11.00%/PIK	11.00%	12/2021	—	17,786	21,963	22,141	2.07%
ACI Parent Inc. (11)
Healthcare	Preferred shares (4)	Fixed(Q)*		11.75%/PIK	11.75%	08/2021	—	12,500	16,897	15,288	1.43%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	SOFR(S)*	+	10.75%/PIK	16.07%	06/2022	—	9,061	10,670	10,783	1.01%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	14.80%	04/2021	—	5,000	7,138	6,240	0.58%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*		10.50%/PIK	10.50%	04/2021	—	5,000	6,386	6,232	0.58%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)
Healthcare	Preferred shares (4)	Fixed(Q)*	11.00%/PIK	11.00%	05/2021	—	1,167	$1,538	$1,473	0.14%
Ambrosia Holdco Corp (15)
Distribution & Logistics	Ordinary shares (4)	—	—	—	01/2024	—	55,984	596	596
	Ordinary shares (4)	—	—	—	01/2024	—	19,197	205	205
							75,181	801	801	0.08%
Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	—	—	11/2021	—	10	—	—	—%
Total Shares - United States								$103,019	$103,356	9.68%
Total Shares								$103,019	$103,356	9.68%
Total Funded Investments								$1,963,489	$1,941,480	181.91%
Unfunded Debt Investments - United States
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	$2,459	$(18)	$—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(15)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2022	12/2026	1,573	(9)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(4)	—	—%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	281	(3)	—	—%
Associations, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2027	862	(4)	—	—%
Avalara, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(21)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	09/2024	$389	$—	$—
	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(5)	—
							1,125	(5)	—	—%
Bullhorn, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2019	09/2026	964	(3)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2024	2,724	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	04/2024	619	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,254	(13)	—
							1,873	(13)	—	—%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2020	08/2025	1,308	(16)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2024	2,133	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(12)	—
							3,923	(12)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,782	(28)	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2024	3,923	—	—
							6,705	(28)	—	—%
Galway Borrower LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,588	(16)	—	—%
iCIMS, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2022	08/2024	5,361	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,354	(21)	—
							7,715	(21)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	$1,854	$(7)	$—	—%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	05/2024	1,699	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	3,103	(18)	—	—%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,481	(1)	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,664	(10)	—	—%
MRI Software LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2020	02/2027	1,170	(2)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,165	(52)	—	—%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(24)	—	—%
PDQ.com Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	01/2024	8,857	—	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	11/2026	1,998	(28)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)(5) - Undrawn	—	—	—	03/2022	04/2024	682	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	03/2022	04/2029	360	(3)	—
							1,042	(3)	—	—%
Recorded Future, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2019	07/2025	1,630	(3)	—	—%
Relativity ODA LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	1,439	(9)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Safety Borrower Holdings LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	$435	$(2)	$—	—%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	559	(3)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2025	379	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(17)	—
							3,009	(17)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2024	464	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2027	727	(4)	—
							1,191	(4)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2027	432	(2)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	10/2027	1,885	(3)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	179	(2)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	12/2024	3,963	—	—	—%
Huskies Parent, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	11/2027	255	(2)	(2)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(3)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2023	03/2025	716	—	(5)	(0.00)%
GS Acquisitionco, Inc.
Software	First Lien(2)(5) - Undrawn	—	—	—	02/2020	05/2028	2,362	(6)	(6)	(0.00)%
Calabrio, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	719	(3)	(7)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Community Brands ParentCo, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	$425	$(3)	$(8)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	229	(3)	(8)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	529	(5)	(3)
	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2024	734	—	(6)
							1,263	(5)	(9)	(0.00)%
Ministry Brands Holdings, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	610	(3)	(10)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,976	—	(16)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,548	(15)	(19)	(0.00)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(30)	(21)	(0.00)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	973	(10)	(26)
	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2024	1,100	—	(29)
							2,073	(10)	(55)	(0.01)%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	05/2027	2,408	(18)	(174)	(0.02)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(10)	(237)	(0.02)%
Total Unfunded Debt Investments - United States							$106,414	$(488)	$(580)	(0.05)%
Total Unfunded Debt Investments							$106,414	$(488)	$(580)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,963,001	$1,940,900	181.86%
Total Investments								$1,963,001	$1,940,900	181.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

(1)New Mountain Guardian III BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the GS Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Guardian III SPV, L.L.C. as the Borrower, Goldman Sachs Bank USA as the Syndication Agent and Administrative Agent, and Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator. See Note 6. Borrowings, for details.
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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the, Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2024.
(7)The Company holds investments in two wholly-owned subsidiaries of Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings, Inc.). The Company holds a first lien term loan and a first lien revolver in Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC) and preferred equity in Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.).
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
(11)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc.
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
(14)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and two first lien delayed draws in Kaseya Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc.
(15)The Company holds ordinary shares in Ambrosia Holdco Corp., a first lien term loan and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(16)Investment in on non-accrual status. See Note 3. Investments, for details.
*    All or a portion of interest contains payment-in-kind ("PIK") interest for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2024, 1.70% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(unaudited)

March 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	78.62%
Second lien	14.17%
Subordinated	1.88%
Equity and other	5.33%
Total investments	100.00%

March 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	38.64%
Healthcare	21.01%
Business Services	20.24%
Consumer Services	6.43%
Distribution & Logistics	4.44%
Financial Services	3.65%
Consumer Products	2.17%
Packaging	1.55%
Education	1.39%
Specialty Chemicals & Materials	0.48%
Total investments	100.00%

March 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.70%
Fixed rates	5.30%
Total investments	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Schedule of Investments
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	12/2021	07/2025	$41,650	$41,554	$41,650
	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	08/2019	07/2025	13,244	13,209	13,244
								54,894	54,763	54,894	4.95%
GS Acquisitionco, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	02/2020	05/2026	52,856	52,744	52,856	4.77%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	20,173	20,046	20,173
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	19,980	19,837	19,980
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	12,023	11,905	11,515
								52,176	51,788	51,668	4.66%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.61%	05/2022	05/2029	49,250	48,848	49,250	4.44%
OA Buyer, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	45,865	45,513	45,865
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	05/2022	12/2028	2,903	2,880	2,903
								48,768	48,393	48,768	4.40%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.11%	08/2021	10/2027	39,275	39,187	39,275
	Subordinated(4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,513	3,465	3,460
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	01/2022	10/2027	3,059	3,037	3,059
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	01/2022	10/2027	2,052	2,037	2,052
								47,899	47,726	47,846	4.32%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	12/2021	12/2028	38,500	38,200	38,500
	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	12/2021	12/2028	9,300	9,228	9,300
								47,800	47,428	47,800	4.31%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	12/2021	12/2028	40,190	39,959	40,190
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.25%	12.75%	12/2021	12/2027	2,431	2,426	2,431
								42,621	42,385	42,621	3.84%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.70%	12/2021	12/2028	41,867	41,568	39,732
	First Lien(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.75%	12/2021	12/2028	2,176	2,172	2,065
								44,043	43,740	41,797	3.77%
Diamondback Acquisition, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	09/2021	09/2028	42,196	41,887	41,605	3.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.28%	11/2021	11/2027	$40,847	$40,628	$37,833
	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.28%	11/2021	11/2027	3,560	3,541	3,297
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.28%	11/2021	05/2027	241	249	223
								44,648	44,418	41,353	3.73%
Anaplan, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.85%	06/2022	06/2029	40,440	40,102	40,440	3.65%
GraphPAD Software, LLC
Healthcare	First Lien(2)(4)	SOFR(S)	+	5.50%	11.22%	12/2021	04/2027	17,845	17,786	17,845
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.19%	04/2021	04/2027	10,237	10,206	10,238
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.13%	12/2021	04/2027	9,932	9,901	9,932
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.22%	10/2021	04/2027	1,574	1,569	1,574
	First Lien(2)(4)(5) - Drawn	P(Q)	+	5.00%	13.50%	04/2021	04/2027	750	750	750
								40,338	40,212	40,339	3.64%
IG Investments Holdings, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.48%	09/2021	09/2028	38,942	38,654	38,942	3.51%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	10/2021	10/2028	19,577	19,432	19,242
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	12/2021	10/2028	14,186	14,078	13,943
								33,763	33,510	33,185	2.99%
Associations, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.18%	07/2021	07/2027	18,351	18,299	18,351
	First Lien(2)(4)	SOFR(Q)*	+	4.00%+2.50%/PIK	12.15%	07/2021	07/2027	4,518	4,504	4,518
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.13%	07/2021	07/2027	4,518	4,505	4,518
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.13%	07/2021	07/2027	2,728	2,720	2,728
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.17%	07/2021	07/2027	2,170	2,164	2,170
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.50%	12.14%	07/2021	07/2027	626	626	626
								32,911	32,818	32,911	2.97%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.20%	08/2021	08/2028	28,376	28,169	27,857
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.20%	08/2021	08/2028	2,987	2,981	2,932
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.75%	11.20%	08/2021	08/2027	1,986	1,975	1,949
								33,349	33,125	32,738	2.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.62%	08/2022	08/2028	$27,556	$27,373	$27,757
	First Lien(4)	SOFR(Q)	+	7.25%	12.62%	10/2022	08/2028	4,508	4,475	4,553
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.10%	08/2022	08/2028	421	422	421
								32,485	32,270	32,731	2.95%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)*	+	3.50% +2.75%/PIK	11.72%	12/2021	11/2028	31,584	31,298	31,584	2.85%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)*	+	7.00%/PIK	12.35%	11/2021	11/2028	27,534	27,372	27,534
	First Lien(4)	SOFR(Q)*	+	7.00%/PIK	12.35%	03/2022	11/2028	3,774	3,750	3,774
								31,308	31,122	31,308	2.82%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	12/2021	09/2028	24,500	24,312	24,088
	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	09/2021	09/2028	3,945	3,919	3,878
	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	09/2021	09/2028	2,788	2,761	2,742
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.75%	11.22%	09/2021	09/2027	112	113	110
								31,345	31,105	30,818	2.78%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	8.25%	13.70%	07/2022	07/2029	20,105	19,891	20,105
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	07/2021	07/2028	9,059	9,010	9,059
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	07/2022	07/2028	1,564	1,551	1,564
								30,728	30,452	30,728	2.77%
Foreside Financial Group, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.04%	05/2022	09/2027	29,087	28,870	29,087
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	11.02%	05/2022	09/2027	859	856	859
								29,946	29,726	29,946	2.70%
Galway Borrower LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.70%	09/2021	09/2028	29,741	29,511	29,741	2.68%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	10/2021	10/2028	29,299	29,092	29,115
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.95%	10/2021	10/2027	146	156	145
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.98%	06/2022	10/2028	142	139	141
	First Lien(4)	SOFR(Q)	+	5.50%	10.95%	10/2021	10/2028	82	74	82
								29,669	29,461	29,483	2.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.25%	12/2021	12/2027	$17,521	$17,395	$17,239
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.28%	12/2021	12/2027	5,881	5,839	5,786
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.25%	12/2021	12/2027	5,844	5,802	5,750
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.75%	11.26%	12/2021	12/2027	536	539	528
								29,782	29,575	29,303	2.64%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	11/2021	11/2027	23,817	23,635	23,817
	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	05/2021	11/2027	4,888	4,865	4,888
								28,705	28,500	28,705	2.59%
Icebox Holdco III, Inc.
Distribution & Logistics	Second Lien(2)(4)	SOFR(Q)	+	6.75%	12.36%	12/2021	12/2029	30,000	29,877	28,641	2.58%
CFS Management, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.61%	08/2019	07/2024	23,817	23,792	20,809
	First Lien(2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.61%	09/2021	07/2024	5,610	5,604	4,901
	First Lien(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.61%	08/2019	07/2024	2,127	2,126	1,859
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	6.25% +0.75%/PIK	13.36%	02/2022	07/2024	365	369	319
								31,919	31,891	27,888	2.52%
OEC Holdco, LLC (12)
OEConnection LLC
Software	Second Lien(2)(4)	SOFR(M)	+	7.00%	12.46%	12/2021	09/2027	19,234	19,098	19,234
	Second Lien(2)(4)	SOFR(M)	+	7.00%	12.46%	09/2019	09/2027	7,677	7,633	7,677
								26,911	26,731	26,911	2.43%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	06/2022	06/2029	26,068	25,906	26,068
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.86%	06/2022	06/2029	399	398	399
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	06/2022	06/2029	97	97	97
								26,564	26,401	26,564	2.40%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.28%	03/2021	03/2029	26,250	26,291	26,250	2.37%
MRI Software LLC
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	01/2020	02/2027	16,675	16,631	16,632
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	03/2021	02/2027	8,897	8,885	8,874
								25,572	25,516	25,506	2.30%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	$24,164	$24,078	$24,164
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	560	559	560
								24,724	24,637	24,724	2.23%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien(2)(4)	SOFR(M)	+	6.75%	12.22%	11/2021	12/2029	24,900	24,799	24,148	2.18%
Bullhorn, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	18,653	18,589	18,653
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	10/2021	09/2026	3,855	3,849	3,855
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	863	860	863
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	387	386	387
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	308	307	308
								24,066	23,991	24,066	2.17%
USRP Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.18%	07/2021	07/2027	23,338	23,180	23,338	2.10%
Avalara, Inc.
Software	First Lien(4)	SOFR(Q)	+	7.25%	12.60%	10/2022	10/2028	21,654	21,423	21,654	1.95%
MED Parentco, LP
Healthcare	Second Lien(2)(4)	SOFR(M)	+	8.25%	13.72%	08/2019	08/2027	22,000	21,908	21,221	1.91%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.75%	11.20%	06/2022	06/2028	20,982	20,982	20,605	1.86%
KAMC Holdings, Inc
Business Services	Second Lien(2)(4)	SOFR(Q)	+	8.00%	13.63%	08/2019	08/2027	22,500	22,406	20,495	1.85%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	09/2021	09/2027	19,075	18,945	18,588
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	09/2021	09/2027	976	975	951
								20,051	19,920	19,539	1.76%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.28%	03/2021	08/2025	8,288	8,271	8,095
	First Lien(2)(4)	SOFR(Q)	+	6.25%	11.78%	08/2020	08/2025	7,298	7,265	7,155
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.28%	03/2021	08/2025	2,025	2,021	1,978
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.25%	11.76%	08/2020	08/2025	1,261	1,268	1,236
	First Lien(4)	SOFR(Q)	+	6.25%	11.78%	08/2020	08/2025	611	608	599
	First Lien(4)	SOFR(Q)	+	6.25%	11.78%	08/2020	08/2025	385	383	377
								19,868	19,816	19,440	1.75%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	12.14%	08/2021	08/2029	19,706	19,643	19,355	1.75%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Daxko Acquisition Corporation
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	10/2021	10/2028	$17,569	$17,438	$17,569
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	10/2021	10/2028	1,480	1,473	1,480
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.50%	13.00%	10/2021	10/2027	89	93	89
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	10/2021	10/2028	88	84	88
								19,226	19,088	19,226	1.73%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	12.28%	02/2022	02/2028	18,409	18,274	18,253
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	12.28%	02/2022	02/2028	835	835	828
								19,244	19,109	19,081	1.72%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(S)	+	6.75%	12.35%	05/2021	11/2027	18,882	18,882	17,671	1.59%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	6.50%	11.96%	05/2021	05/2027	16,848	16,736	16,848	1.52%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	11.78%	04/2021	04/2028	17,541	17,438	16,225	1.46%
Granicus, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	5.50% +1.50%/PIK	12.48%	01/2021	01/2027	13,672	13,613	13,672
	First Lien(4)	SOFR(Q)	+	6.00%	11.48%	04/2021	01/2027	2,271	2,258	2,271
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	6.50%	11.96%	01/2021	01/2027	252	254	252
								16,195	16,125	16,195	1.46%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	02/2022	02/2028	11,809	11,765	11,809
	First Lien(4)	SOFR(Q)	+	5.50%	11.00%	02/2022	02/2028	3,286	3,282	3,286
	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	02/2022	02/2028	431	431	431
								15,526	15,478	15,526	1.40%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.09%	11.64%	03/2021	03/2028	11,101	10,990	11,029
	First Lien(2)(4)	SOFR(Q)	+	6.09%	11.62%	03/2021	03/2028	2,302	2,296	2,287
								13,403	13,286	13,316	1.20%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.41%	11.75%	03/2021	04/2028	9,415	9,367	9,132
	First Lien(2)(4)	SOFR(Q)	+	6.41%	11.75%	02/2022	04/2028	2,078	2,071	2,016
	First Lien(4)	SOFR(Q)	+	6.41%	11.75%	03/2021	04/2028	1,575	1,567	1,528
	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.85%	12/2022	04/2028	494	488	480
								13,562	13,493	13,156	1.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	08/2021	08/2028	$10,709	$10,632	$10,453
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	08/2021	08/2028	1,898	1,891	1,853
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	08/2021	08/2028	679	667	662
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	08/2021	08/2027	172	174	168
								13,458	13,364	13,136	1.18%
Syndigo LLC
Software	Second Lien(4)	SOFR(M)	+	8.00%	13.48%	12/2020	12/2028	12,500	12,432	12,500	1.13%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	01/2022	12/2026	5,075	5,043	5,075
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	01/2022	12/2026	5,044	5,011	5,044
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	01/2022	12/2026	1,526	1,515	1,526
								11,645	11,569	11,645	1.05%
Specialtycare, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.41%	06/2021	06/2028	11,609	11,511	11,145
	First Lien(4)	SOFR(Q)	+	5.75%	11.41%	06/2021	06/2028	84	83	80
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	4.00%	9.46%	06/2021	06/2026	39	41	38
								11,732	11,635	11,263	1.02%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	12.22%	03/2021	03/2029	12,188	12,165	10,999	0.99%
PDQ.com Corporation
Software	First Lien(2)(4)	SOFR(Q)	+	5.21%	10.66%	12/2021	08/2027	5,600	5,580	5,600
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.21%	10.68%	12/2021	08/2027	5,389	5,371	5,389
								10,989	10,951	10,989	0.99%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(4)	SOFR(M)	+	6.00%	11.46%	08/2021	08/2028	10,445	10,382	10,445	0.94%
Maverick Bidco Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.28%	04/2021	05/2028	10,200	10,178	10,039	0.91%
CRCI Longhorn Holdings, Inc.
Business Services	Second Lien(2)(4)	SOFR(M)	+	7.25%	12.71%	07/2021	08/2026	10,000	9,986	9,956	0.90%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	6,991	6,937	6,921
	First Lien(4)	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	2,742	2,726	2,715
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	222	220	220
								9,955	9,883	9,856	0.89%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.29%	06/2021	06/2027	7,449	7,401	7,449
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	5.75%	11.19%	06/2021	06/2027	1,971	1,958	1,971
								9,420	9,359	9,420	0.85%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(2)	SOFR(Q)	+	6.00%	11.53%	03/2020	02/2026	$7,978	$7,962	$7,978
	First Lien(2)	SOFR(Q)	+	8.00%	13.54%	10/2020	08/2026	1,436	1,428	1,436
								9,414	9,390	9,414	0.85%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.73%	10/2021	10/2028	8,502	8,439	8,337
	First Lien(4)	SOFR(Q)	+	5.25%	10.76%	10/2021	10/2028	974	967	955
								9,476	9,406	9,292	0.84%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	14.10%	07/2021	07/2027	8,403	8,344	8,038
	First Lien(2)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	14.11%	07/2021	07/2026	935	931	894
								9,338	9,275	8,932	0.81%
Huskies Parent, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	12/2021	11/2028	8,376	8,328	8,160
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	11.00%	12/2021	11/2027	724	720	705
								9,100	9,048	8,865	0.80%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	6.53%	11.97%	03/2022	04/2029	8,301	8,250	8,301
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.10%	03/2022	04/2028	90	90	90
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.53%	11.91%	03/2022	04/2029	67	61	67
								8,458	8,401	8,458	0.76%
Ministry Brands Holdings, LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2028	6,939	6,912	6,814
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2028	702	701	689
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	11.28%	12/2021	12/2027	362	361	355
								8,003	7,974	7,858	0.71%
Smile Doctors LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.90%	11.30%	02/2022	12/2028	7,883	7,849	7,779	0.70%
EAB Global, Inc.
Education	Second Lien(2)(4)	SOFR(M)	+	6.50%	11.97%	08/2021	08/2029	7,354	7,270	7,354	0.66%
Safety Borrower Holdings LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.75%	09/2021	09/2027	6,904	6,881	6,904
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.25%	12.75%	09/2021	09/2027	384	383	384
								7,288	7,264	7,288	0.66%
Community Brands ParentCo, LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	02/2022	02/2028	7,091	7,038	6,899	0.62%
USIC Holdings, Inc.
Business Services	Second Lien	SOFR(Q)	+	6.50%	12.11%	05/2021	05/2029	7,000	6,974	6,550	0.59%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

YLG Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.00%	10.48%	10/2021	10/2025	$6,079	$6,060	$6,079
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.99%	10/2021	10/2025	404	394	404
								6,483	6,454	6,483	0.58%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	3.50%	9.14%	09/2019	08/2024	9,666	9,047	5,800
	First Lien(2)	SOFR(M)	+	9.50%	14.98%	12/2023	05/2024	457	457	457
	First Lien	SOFR(M)	+	9.50%	14.98%	12/2023	05/2024	157	157	157
								10,280	9,661	6,414	0.58%
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.97%	02/2021	04/2029	6,388	6,353	6,404	0.58%
Calabrio, Inc.
Software	First Lien	SOFR(M)	+	7.13%	12.48%	04/2021	04/2027	5,979	5,953	5,920
	First Lien(2)(5) - Drawn	SOFR(M)	+	7.13%	12.48%	04/2021	04/2027	411	411	407
								6,390	6,364	6,327	0.57%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(4)	SOFR(M)	+	6.75%	12.22%	05/2021	05/2029	6,000	5,970	5,693	0.51%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.40%	05/2022	05/2029	5,224	5,181	5,182
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	6.00%	11.39%	05/2022	05/2029	463	459	459
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	6.00%	11.42%	05/2022	05/2028	25	27	25
								5,712	5,667	5,666	0.51%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	6.75%	12.32%	05/2021	05/2027	4,641	4,612	4,641	0.42%
Mamba Purchaser, Inc.
Healthcare	Second Lien(4)	SOFR(M)	+	6.50%	11.97%	09/2021	10/2029	4,354	4,336	4,347	0.39%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	11.46%	08/2021	10/2029	4,006	3,998	3,860	0.35%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(4)	SOFR(S)	+	8.25%	13.75%	08/2019	09/2024	2,134	2,131	2,134	0.19%
AG Parent Holdings, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.00%	10.65%	07/2019	07/2026	1,970	1,966	1,938	0.17%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	11.61%	02/2021	02/2029	1,865	1,862	1,753	0.16%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	12/2021	02/2026	1,739	1,735	1,739	0.16%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	1,000	834	859	0.09%
New Trojan Parent, Inc.
Healthcare	Second Lien(4)	SOFR(M)	+	7.25%	12.72%	01/2021	01/2029	13,238	13,189	703	0.07%
Total Funded Debt Investments - United States								$1,902,756	$1,891,533	$1,858,847	167.65%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(4)	SOFR(M)	+	8.25%	13.72%	10/2019	10/2027	$22,500	$22,404	$22,500	2.03%
Total Funded Debt Investments - United Kingdom								$22,500	$22,404	$22,500	2.03%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second Lien(2)(4)	SOFR(M)	+	8.00%	13.47%	09/2019	05/2027	$12,000	$12,000	$11,982	1.08%
Total Funded Debt Investments - Canada								$12,000	$12,000	$11,982	1.08%
Total Funded Debt Investments								$1,937,256	$1,925,937	$1,893,329	170.76%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	Fixed(S)*		7.00%/PIK	7.00%	09/2021	—	30,082	$37,626	$39,970	3.60%
OEC Holdco, LLC (12)
Software	Preferred shares (3)(4)	Fixed(S)*		11.00%/PIK	11.00%	12/2021	—	17,786	20,782	20,008	1.80%
ACI Parent Inc. (11)
Healthcare	Preferred shares (4)	Fixed(Q)*		11.75%/PIK	11.75%	08/2021	—	12,500	16,414	15,040	1.36%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	Fixed(S)*		11.75%/PIK	11.75%	06/2022	—	9,061	10,066	10,179	0.92%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	14.85%	04/2021	—	5,000	6,877	6,191	0.56%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*		10.50%/PIK	10.50%	04/2021	—	5,000	6,386	6,082	0.55%
Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)	Fixed(Q)*		11.00%/PIK	11.00%	05/2021	—	1,167	1,497	1,432	0.13%
Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$99,648	$98,902	8.92%
Total Shares									$99,648	$98,902	8.92%
Total Funded Investments									$2,025,585	$1,992,231	179.68%
Unfunded Debt Investments - United States
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—		—	—	12/2021	12/2027	$3,222	$(24)	$—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—		—	—	12/2021	12/2027	2,427	(16)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Allworth Financial Group, L.P.
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2022	12/2026	$1,572	$(10)	$—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,213	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(2)(5) - Undrawn	—	—	—	03/2020	02/2025	592	(1)	—	—%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(2)	—	—%
Associations, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2027	1,146	(6)	—	—%
Avalara, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(22)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(30)	—	—%
Bullhorn, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2019	09/2026	964	(3)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2024	3,027	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	04/2024	619	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,242	(12)	—
							1,861	(12)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2024	3,894	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	09/2027	931	(9)	—
							4,825	(9)	—	—%
Galway Borrower LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,894	(12)	—	—%
Granicus, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2021	01/2027	955	(7)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2022	08/2024	$5,634	$—	$—
	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,101	(18)	—
							7,735	(18)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(7)	—	—%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	05/2024	3,196	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	3,103	(20)	—	—%
GraphPAD Software, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	750	(4)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2020	05/2026	2,362	(6)	—	—%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,481	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,664	(9)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(43)	—	—%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(26)	—	—%
PDQ.com Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	01/2024	8,857	—	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	11/2026	1,998	(31)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)(5) - Undrawn	—	—	—	03/2022	04/2024	$1,056	$—	$—
	First Lien(2)(4)(5) - Undrawn	—	—	—	03/2022	04/2028	360	(3)	—
							1,416	(3)	—	—%
Recorded Future, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2019	07/2025	1,630	(4)	—	—%
Relativity ODA LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	1,439	(10)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	128	(1)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2024	572	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2027	727	(5)	—
							1,299	(5)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2027	432	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	10/2027	2,480	(5)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	12/2024	3,963	—	—	—%
Calabrio, Inc.
Software	First Lien(2)(5) - Undrawn	—	—	—	04/2021	04/2027	309	(2)	(3)	(0.00)%
MRI Software LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2020	02/2027	1,170	(3)	(3)	(0.00)%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	306	(3)	(6)	(0.00)%
Ministry Brands Holdings, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	316	(2)	(6)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	240	(4)	(8)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Sun Acquirer Corp.
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	$447	$(4)	$(8)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(10)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	605	(6)	(5)
	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2024	794	—	(6)
							1,399	(6)	(11)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2023	03/2025	905	—	(12)	(0.00)%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	09/2024	683	—	(7)
	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(5)	(7)
							1,419	(5)	(14)	(0.00)%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2020	08/2025	1,074	(13)	(21)	(0.00)%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	545	—	(5)
	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(18)	(22)
							3,175	(18)	(27)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,847	(18)	(30)	(0.00)%
Community Brands ParentCo, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	425	(3)	(11)
	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	849	—	(23)
							1,274	(3)	(34)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(36)	(0.00)%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,548	(15)	(39)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Fortis Solutions Group, LLC
Packaging	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	$2,782	$(28)	$(18)
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2024	4,539	—	(29)
							7,321	(28)	(47)	(0.00)%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	973	(10)	(23)
	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2024	1,415	—	(34)
							2,388	(10)	(57)	(0.01)%
CFS Management, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	764	(5)	(96)	(0.02)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(11)	(169)	(0.02)%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,373	(25)	(249)	(0.03)%
Total Unfunded Debt Investments - United States							$119,343	$(531)	$(886)	(0.08)%
Total Unfunded Debt Investments							$119,343	$(531)	$(886)	(0.08)%
Total Non-Controlled/Non-Affiliated Investments								$2,025,054	$1,991,345	179.60%
Total Investments								$2,025,054	$1,991,345	179.60%

(1)New Mountain Guardian III BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the GS Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Guardian III SPV, L.L.C. as the Borrower, Goldman Sachs Bank USA as the Syndication Agent and Administrative Agent, and Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator. See Note 6. Borrowings, for details.
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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2023.
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
(8)The Company holds investments in two subsidiaries of Project Essential Topco, Inc. The Company holds a first lien term loan and first lien revolver in Project Essential Bidco, Inc. and preferred equity in Project Essential Super Parent, Inc. The preferred equity in Project Essential Super Parent, Inc. is entitled to receive cumulative preferential dividends at a rate of SOFR + 9.50% per annum.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

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
*    All or a portion of interest or dividends contains PIK interest or dividends.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, 1.66% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023

December 31, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	78.20%
Second lien	15.03%
Subordinated	1.80%
Equity and other	4.97%
Total investments	100.00%

December 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	38.33%
Business Services	20.92%
Healthcare	20.26%
Consumer Services	6.39%
Distribution & Logistics	4.28%
Financial Services	4.01%
Consumer Products	2.06%
Packaging	1.49%
Education	1.34%
Specialty Chemicals & Materials	0.92%
Total investments	100.00%

December 31, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.55%
Fixed rates	5.45%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Guardian III BDC, L.L.C.
March 31, 2024
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement the Closing Period was previously extended to and ended on October 15, 2021. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1,149,065. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the "Initial Drawdown"), which occurred on August 2, 2019 (the "Initial Drawdown Date"). The "Investment Period" began on July 15, 2019 and ended on July 15, 2023, the four-year anniversary of such date. The term of the Company was initially until July 15, 2025, six years from the beginning of the Investment Period, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one-year extension as determined by the Company's board of directors ("the Board"). Pursuant to the Limited Liability Company Agreement, as most recently amended and restated on June 28, 2023 (the "Fourth A&R LLC Agreement'), the Investment Adviser extended the Term of the Company for an additional one-year period, to July 15, 2026.
The Company established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary, whose assets are used to secure GIII SPV's credit facility. The Company established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of the Company's portfolio companies organized as a limited liability company (or other form of pass through entities). The Company consolidates this corporation for accounting purposes, but the corporation is not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
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
The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. The Company defines middle market companies as those with annual earnings before interest, taxes, depreciation, and amortization

("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
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
As of March 31, 2024, the Company's top five industry concentrations were software, healthcare, business services, consumer services and distribution & logistics.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
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
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Board is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
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
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Board; and
d.When deemed appropriate by the Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized PIK interest from investments of $4,238 and $2,631, respectively, and PIK dividends from investments of $2,741 and $2,336, respectively.
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
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees, consent fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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

The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Deferred income tax provision	$238	$52
Current income tax expense	121	16
Total income tax provision	$359	$68
As of March 31, 2024 and December 31, 2023, the Company had $(87) and $150, respectively, of deferred tax (liabilities) assets primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2023. The 2019 through 2023 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
Distributions—Distributions to the Company's unitholders are recorded on the record date as set by the Board. The Company intends to make timely distributions to its unitholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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

Note 3. Investments
At March 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,532,907	$1,526,014
Second lien	290,312	274,962
Subordinated	36,763	36,568
Equity and other	103,019	103,356
Total investments	$1,963,001	$1,940,900
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$751,459	$750,022
Healthcare	429,410	407,732
Business Services	391,446	392,887
Consumer Services	124,574	124,818
Distribution & Logistics	84,223	86,101
Financial Services	70,431	70,798
Consumer Products	45,258	42,034
Packaging	29,981	30,211
Education	26,917	27,060
Specialty Chemicals & Materials	9,302	9,237
Total investments	$1,963,001	$1,940,900
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,569,657	$1,557,172
Second lien	319,654	299,332
Subordinated	36,095	35,939
Equity and other	99,648	98,902
Total investments	$2,025,054	$1,991,345

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$766,254	$763,302
Business Services	418,782	416,669
Healthcare	425,877	403,512
Consumer Services	127,904	127,277
Distribution & Logistics	87,297	85,222
Financial Services	79,540	79,778
Consumer Products	44,393	41,104
Packaging	29,433	29,436
Education	26,913	26,709
Specialty Chemicals & Materials	18,661	18,336
Total investments	$2,025,054	$1,991,345
During the quarter ended March 31, 2024, the Company placed its second lien term loan in New Trojan Parent, Inc.("Careismatic") on non-accrual status. As of March 31, 2024, the Company's second lien term loan in Careismatic had an aggregate cost basis of $13,190, an aggregate fair value of $166 and total unearned interest income of $491 for the three months then ended.
As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities of $71,190 and no unfunded commitments on bridge facilities. As of March 31, 2024, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $35,224. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2024.
As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $76,550 and no unfunded commitments on bridge facilities. As of December 31, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $42,793. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2023.
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
Note 4. Fair Value
Pursuant to Rule 2a-5, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that "quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable." Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,526,014	$—	$1,922	$1,524,092
Second lien	274,962	—	17,221	257,741
Subordinated	36,568	—	899	35,669
Equity and other	103,356	—	—	103,356
Total investments	$1,940,900	$—	$20,042	$1,920,858
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,557,172	$—	$1,938	$1,555,234
Second lien	299,332	—	29,566	269,766
Subordinated	35,939	—	859	35,080
Equity and other	98,902	—	—	98,902
Total investments	$1,991,345	$—	$32,363	$1,958,982

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(3,249)	(3,249)	—	—	—
Net change in unrealized appreciation (depreciation) of investments	11,301	6,208	4,071	(61)	1,083
Purchases, including capitalized PIK and revolver fundings(1)	30,439	26,418	—	650	3,371
Proceeds from sales and paydowns of investments(1)	(83,019)	(60,519)	(22,500)	—	—
Transfers into Level III(2)	6,404	—	6,404	—	—
Fair Value, March 31, 2024	$1,920,858	$1,524,092	$257,741	$35,669	$103,356
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$6,011	$2,924	$2,065	$(61)	$1,083

(1)Includes non-cash reorganizations and restructurings.
(2)As of March 31, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$1,997,931	$1,579,814	$299,769	$29,858	$88,490
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(339)	(339)	—	—	—
Net change in unrealized appreciation (depreciation) of investments	3,171	3,374	752	(160)	(795)
Purchases, including capitalized PIK and revolver fundings	41,915	38,995	—	311	2,609
Proceeds from sales and paydowns of investments	(38,327)	(38,327)	—	—	—
Transfers out of Level III(1)	(7,695)	—	(7,695)	—	—
Fair Value, March 31, 2023	$1,996,656	$1,583,517	$292,826	$30,009	$90,304
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,151	$2,354	$752	$(160)	$(795)

(1)As of March 31, 2023, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2024 and March 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2024 were as follows:

				Range
Type	Fair Value as of March 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,471,247	Market & income approach	EBITDA multiple	9.5x	65.0x	19.4x
			Revenue multiple	4.0x	18.5x	10.6x
			Discount rate	8.8%	21.1%	10.7%
	52,845	Other	N/A (2)	N/A	N/A	N/A
Second lien	172,908	Market & income approach	EBITDA multiple	14.0x	20.0x	17.8x
			Discount rate	9.4%	13.7%	11.3%
	29,400	Market quote	Broker quote	N/A	N/A	N/A
	55,433	Other	N/A (2)	N/A	N/A	N/A
Subordinated	35,503	Market & income approach	EBITDA multiple	14.0x	24.5x	19.7x
			Discount rate	12.6%	15.4%	13.6%
	166	Other	N/A (2)	N/A	N/A	N/A
Equity and other	81,215	Market & income approach	EBITDA multiple	6.4x	26.5x	13.9x
			Revenue multiple	4.0x	18.5x	6.4x
			Discount rate	9.6%	18.4%	12.8%
	22,141	Other	N/A (2)	N/A	N/A	N/A
	$1,920,858

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2023 were as follows:

				Range
Type	Fair Value as of December 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,533,082	Market & income approach	EBITDA multiple	9.5x	44.0x	18.3x
			Revenue multiple	7.5x	19.5x	10.1x
			Discount rate	8.7%	21.3%	10.3%
	22,152	Other	N/A (2)	N/A	N/A	N/A
Second lien	269,766	Market & income approach	EBITDA multiple	9.5x	20.0x	15.7x
			Discount rate	9.2%	30.0%	12.2%
Subordinated	35,080	Market & income approach	EBITDA multiple	15.0x	22.0x	20.2x
			Discount rate	12.9%	15.8%	13.6%
Equity and other	98,902	Market & income approach	EBITDA multiple	11.0x	34.0x	15.8x
			Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	9.8%	16.5%	12.5%
	$1,958,982

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The GS Credit Facility (as defined below) and the Unsecured Notes (as defined below) are considered Level III investments. See Note 6. Borrowings for details.

The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$638,000	$644,299	$646,800	$650,933
Unsecured Notes	275,000	258,927	275,000	257,529
Total Borrowings	$913,000	$903,226	$921,800	$908,462
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the “Investment Management Agreement") with the Investment Adviser, which was most recently re-approved by the Board on January 30, 2024, at an in-person meeting, for a period of 12 months commencing on March 1, 2024. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
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
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's members' capital at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.75% per quarter (7.0% annualized).

The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75% (7.0% annualized);
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
For the three months ended March 31, 2024 and March 31, 2023, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. The accrual for any capital gains incentive fee under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no such accrual. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below)

in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 or (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate committed capital at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the Fourth A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Fourth A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Fourth A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended March 31, 2024 and March 31, 2023, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
Management fee	$3,145	$3,299
Incentive fee, excluding accrued incentive fees on capital gains	$5,730	$5,817
As of March 31, 2024 and December 31, 2023, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as Cumulative Net Realized Capital Gains was less than zero.
The Company has entered into an administration agreement, as amended and restated, with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Board on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2024 and March 31, 2023, approximately $238 and $180, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2024 and December 31, 2023, approximately $238 and $356, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not interested persons, as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
Note 6. Borrowings
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian (as amended, from time to time, the "Loan and Security Agreement"), which was structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility had a maturity date of July 15, 2025 and had a maximum facility amount of $800,000. The revolving period of the Wells Credit Facility ended on July 15, 2023 (the "Revolving Period End Date").
On November 28, 2023, the Company repaid all amounts outstanding under the Wells Credit Facility, including outstanding borrowings and accrued interest, and terminated the Wells Credit Facility. Under the Wells Credit Facility, GIII SPV was permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility was non-recourse to the Company and was collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility were capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility.
Since the amendment on March 11, 2022, the Wells Credit Facility bore interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. The Wells Credit Facility also charged a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
For the three months ended March 31, 2023, interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility were $11,693, $131 and $351, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for the three months ended March 31, 2023 were 6.7% and 7.1%, respectively.
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$2,556	$2,556
Amortization of financing costs	$198	$205
Weighted average interest rate	3.7%	3.7%
Effective interest rate	4.0%	4.0%
Average debt outstanding	$275,000	$275,000
As of March 31, 2024 and December 31, 2023, the outstanding balance on the Unsecured Notes was $275,000 and $275,000, respectively, and the Company was in compliance with the applicable covenants of the Note Purchase Agreement on such dates.
GS Credit Facility—On November 28, 2023, GIII SPV entered into a Credit Agreement (the “Credit Agreement”) by and among GIII SPV, as borrower, various lenders, Goldman Sachs Bank USA, as syndication agent and administrative agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of GIII SPV on an investment by investment basis and the initial proceeds from the GS Credit Facility were partially used for repayment of the Wells Credit Facility. Proceeds from the GS Facility may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) May 28, 2028, or (b) 45 days prior to the expiration of the Term, and has a maximum facility amount of $785,000.
Under the Credit Agreement, GIII SPV is permitted to borrow at various advance rates depending on the type of portfolio investment. All fees associated with the origination, amending or upsizing of the GS Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the GS Credit Facility.
The GS Credit Facility bears interest at a rate of SOFR plus 2.95% per annum. The GS Credit Facility also charges a 0.50% non-usage fee on the unused facility amount.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
Interest expense	$13,036
Non-usage fee	205
Amortization of financing costs	826
Weighted average interest rate	8.3%
Effective interest rate	8.9%
Average debt outstanding	$622,724
As of March 31, 2024 and December 31, 2023, the outstanding balance on the GS Credit Facility was $638,000 and $646,800, respectively, and GIII SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities of $71,190, no outstanding bridge financing commitments, and other future funding commitments of $35,224. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $76,550, no outstanding bridge financing commitments and other future funding commitments of $42,793. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility as of March 31, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2024 and December 31, 2023, the Company had no commitment letters to purchase investments which could require funding in the future.

Note 9. Members' Capital
There have been no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements since March 31, 2022, as Capital Commitments had been fully drawn.
The following table reflects the distributions declared on the Company's Units for the three months ended March 31, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 7, 2024	March 7, 2024	March 12, 2024	$0.435	(1)
March 20, 2024	March 27, 2024	April 19, 2024	0.279
			$0.714

(1)Return of capital distribution.
The following table reflects the distributions declared on the Company's Units for the three months ended March 31, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 30, 2023	March 31, 2023	April 20, 2023	$0.285
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per Unit resulting from operations for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$40,560	$35,565
Denominator for basic & diluted weighted average unit:	114,906,527	114,906,527
Basic & diluted earnings per unit:	$0.35	$0.31

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
Per unit data(1):
Members' capital, December 31, 2023 and December 31, 2022, respectively	$9.65	$9.50
Net investment income	0.28	0.29
Net realized and unrealized gains (losses)	0.07	0.02
Total net increase	0.35	0.31
Distributions declared to unitholders from net investment income	(0.28)	(0.29)
Return of capital distributions	(0.43)	—
Members' capital, March 31, 2024 and March 31, 2023, respectively	$9.29	9.52
Total return based on members' capital(2)	3.80%	3.26%
Units outstanding at end of period	114,906,527	114,906,527
Average weighted units outstanding for the period	114,906,527	114,906,527
Average members' capital for the period	$1,097,859	$1,091,456
Ratio to average members' capital:
Net investment income(3)	11.90%	12.25%
Total expenses, before waivers/reimbursements (3)	9.89%	9.47%
Total expenses, net of waivers/reimbursements (3)	9.89%	9.47%

Average debt outstanding—Unsecured Notes	$275,000	$275,000
Average debt outstanding—Wells Credit Facility	N/A	$693,883
Average debt outstanding—GS Credit Facility	622,724	N/A
Asset coverage ratio	216.90%	214.27%
Portfolio turnover	0.30%	1.23%

Capital Commitments	$1,149,065	$1,149,065
Funded Capital Commitments	$1,149,065	$1,149,065
% of Capital Commitments funded	100.00%	100.00%

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
(3)Annualized.
N/A    Not Applicable.

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2020, the SEC adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”), provides the recordkeeping requirements associated with fair value determinations. While the Board has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 13. Subsequent Events
On April 23, 2024, the Board declared a return of capital distribution of $0.696 per share payable on April 30, 2024 to holders of record as of April 24, 2024.
On May 6, 2024, the Company caused notices to be issued to holders of the Company's Unsecured Notes regarding the Company's obligation to offer to prepay the Unsecured Notes (i) each time the Company receives an aggregate amount of net proceeds from the repayment or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time the Company receives an aggregate amount of net proceeds, or if the Company is permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of Unsecured Notes issued under the Note Purchase Agreement and the Supplement (the "Section 8.9 Proceeds"). As of May 6, 2024, the Company had received $50,651 in Section 8.9 Proceeds. Accordingly, the Company offered to prepay up to $50,651 in aggregate principle amount of the Unsecured Notes, including accrued and unpaid interest up to but not including the prepayment date, pursuant to the terms of the Note Purchase Agreement. Unsecured Notes accepted for prepayment will be redeemed on a pro rata basis up to the amount of Section 8.9 Proceeds, and will be redeemed on June 5, 2024.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2024, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments, as of December 31, 2023, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities, and members’ capital as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.

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
May 14, 2024

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
•the general economy, including fluctuating interest and inflation rates;
•the impact of interest rate volatility, including the replacement of LIBOR with alternative rates and rising interest rates, on our business and our portfolio companies;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
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
Overview
We are a Delaware limited liability company formed on May 22, 2019. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $50 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement, the Closing Period was previously extended to and ended on October 15, 2021. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.15 billion. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the "Initial Drawdown"), which occurred on August 2, 2019 (the "Initial Drawdown Date"). The investment period began on July 15, 2019 and ended on July 15, 2023, the four-year anniversary of such date (the "Investment Period"). Our term was initially until July 15, 2025, six years from the beginning of the Investment Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors. Pursuant to the Limited Liability Company Agreement, as most recently amended and restated on June 28, 2023 (the "Fourth A&R LLC Agreement"), the Investment Adviser extended our Term for an additional one-year period, to July 15, 2026.
We established New Mountain Guardian III SPV, L.L.C. ("GIII SPV") as a wholly-owned direct subsidiary whose assets are used to secure GIII SPV's credit facility. We established New Mountain Guardian III OEC, Inc. ("GIII OEC") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company (or other form of pass through entities). We consolidate GIII OEC for accounting purposes but it is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
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
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $10.0 million to $200.0 million. Our focus is on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
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
As of March 31, 2024, our top five industry concentrations were software, healthcare, business services, consumer services and distribution & logistics.
As of March 31, 2024, our members' capital was approximately $1,067.3 million and our portfolio had a fair value of approximately $1,940.9 million in 88 portfolio companies.
Recent Developments
On April 23, 2024, our board of directors declared a return of capital distribution of $0.696 per share payable on April 30, 2024 to holders of record as of April 24, 2024.
On May 6, 2024, we caused notices to be issued to holders of the Unsecured Notes regarding our obligation to offer to prepay the Unsecured Notes (as defined below) (i) each time we receive an aggregate amount of net proceeds from the repayment or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement (as defined below)) and (ii) each time the we receive an aggregate amount of net proceeds, or if we are permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25.0 million and (B) 10% of the aggregate principal of Unsecured Notes issued under the Note Purchase Agreement and the Supplement (the "Section 8.9 Proceeds"). As of May 6, 2024, we had received $50.7 million in Section 8.9 Proceeds. Accordingly, we offered to prepay up to $50.7 million in aggregate principle amount of the Unsecured Notes, including accrued and unpaid interest up to but not including the prepayment date, pursuant to the terms of the Note Purchase Agreement. Unsecured Notes accepted for prepayment will be redeemed on a pro rata basis up to the amount of Section 8.9 Proceeds, and will be redeemed on June 5, 2024.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2024.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2024 and March 31, 2023, we recognized PIK interest from investments of approximately $4.2 million and $2.6 million, respectively, and PIK dividends from investments of approximately $2.7 million and $2.3 million, respectively.

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
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees, consent fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of “4” to “1”, with “4” being the best and “1” being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company’s business and credit quality, the underlying portfolio company’s current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of “A” to “C”, with “A” being the best and “C” being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of March 31, 2024:

(in millions)	As of March 31, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,872.6	95.4%	$1,869.2	96.3%
Yellow	45.3	2.3%	42.0	2.2%
Orange	31.9	1.6%	29.5	1.5%
Red	13.2	0.7%	0.2	0.0%
	$1,963.0	100.0%	$1,940.9	100.0%
As of March 31, 2024, all investments in our portfolio had a Green Risk Rating, with the exception of one portfolio company that had a Yellow Risk Rating, one portfolio company that had an Orange Risk Rating and one portfolio company that had a Red Risk Rating.
During the first quarter of 2024, we placed our investment in the second lien term loan in New Trojan Parent, Inc.("Careismatic") on non-accrual status. As of March 31, 2024, our investment had an aggregate cost of $13.2 million, an aggregate fair value of $0.2 million and total unearned interest income of $0.5 million for the three months then ended. As of March 31, 2024, our investment in Careismatic had a Red Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,940.9 million in 88 portfolio companies at March 31, 2024 and approximately $1,991.3 million in 93 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
New investments in 12 and 17 portfolio companies, respectively	$5.9	$25.3
Debt repayments in existing portfolio companies	(54.0)	(4.3)
Sales of securities in 3 and 3 portfolio companies, respectively	(21.3)	(30.7)
Change in unrealized appreciation on 48 and 53 portfolio companies, respectively	16.2	11.1
Change in unrealized depreciation on 45 and 45 portfolio companies, respectively	(4.6)	(8.0)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023
Revenue

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Total interest income	$56,259	$55,468
Dividend income	2,741	2,336
Fee income	466	651
Total investment income	$59,466	$58,455
Our total investment income increased by approximately $1.0 million, or 2%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, total investment income of approximately $59.5 million consisted of approximately $51.3 million in cash interest from investments, approximately $4.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.8 million, approximately $2.7 million in PIK dividends from investments and approximately $0.5 million in fee income.
The increase in interest income of approximately $0.8 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to higher SOFR rates on our floating rate assets. The increase in dividend income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by an increase in the PIK dividend rate in one equity investment. Fee income during the three months ended March 31, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to amendment and consent fees received from seven different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Management fee	$3,145	$3,299
Interest and other financing expenses	16,865	14,946
Incentive fee	5,730	5,817
Administrative expenses	702	685
Professional fees	366	558
Other general and administrative expenses	62	166
Net expenses before income taxes	26,870	25,471
Income tax expense (benefit)	121	16
Net expenses after income taxes	$26,991	$25,487
Our total net operating expenses increased by $1.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Our incentive fee remained flat and our management fee decreased by approximately $0.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in management fees was attributable to return of capital distributions made during the three months ended March 31, 2024.
Interest and other financing expenses increased by approximately $1.9 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher SOFR rates on our floating rate borrowings on the GS Credit Facility.
Our total professional fees, administrative expenses and other general and administrative expenses each remained relatively flat for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the end of the Investment Period on July 15, 2023. Income tax benefit remained relatively flat.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net realized losses on investments	$(3,285)	$(495)
Net change in appreciation (depreciation) of investments	11,608	3,144
(Provision) benefit for taxes	(238)	(52)
Net realized and unrealized gains (losses)	$8,085	$2,597
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $8.1 million for the three months ended March 31, 2024 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $2.6 million for the three months ended March 31, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended March 31, 2024 was primarily driven by the overall increase in market prices of our investments during the period, partially offset by a realized loss in TMK Hawk Parent, Corp. The provision for income taxes was attributable to the equity investment held as of March 31, 2024 in GIII OEC. The net gain for the three months ended March 31, 2023 was primarily driven by the overall increase in market prices of our investments during the period, slightly offset by realized losses on three positions.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial unitholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2024, our asset coverage ratio was 216.9%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On March 31, 2024 and December 31, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2024	December 31, 2023
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of March 31, 2024 and December 31, 2023, our outstanding borrowings consisted of the Unsecured Notes and the GS Credit Facility. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $48.2 million and $69.9 million, respectively. Our cash provided by (used in) operating activities for the three months ended March 31, 2024 and March 31, 2023, was approximately $72.7 million and $33.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $106.4 million and $119.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had no commitment letters to purchase investments, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$275.0	$—	$275.0	$—	$—
GS Credit Facility Line (2)	638.0	—	638.0		—
Total Contractual Obligations	$913.0	$—	$913.0	$—	$—

(1)$175.0 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier redeemed or repurchased, and $100.0 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier redeemed or repurchased.
(2)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($638.0 million as of March 31, 2024) must be repaid on or before (a) May 28, 2028, or (b) 45 days prior to the expiration of our Term. As of March 31, 2024, there was approximately $147.0 million capacity, subject to borrowing base limitations, remaining under the GS Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the GS Credit Facility.
We have entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
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
Distributions and Dividends
Distributions declared to unitholders for the three months ended March 31, 2024 and March 31, 2023 were approximately $82.0 million and $32.7 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the years ended December 31, 2023 and December 31, 2022, total distributions declared were $138.3 million and $102.3 million, respectively, of which the distributions were comprised of approximately 100.00% and 100.00%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.

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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2024, approximately $0.2 million, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2024, approximately $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On August 30, 2022, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on October 8, 2019 and December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2024, certain of the loans held in our portfolio had floating Prime rate or SOFR interest rates. As of March 31, 2024, approximately 94.7% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 5.3% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024. Interest expense is calculated based on the terms of our outstanding credit facility and unsecured notes. For our borrowings, we use the outstanding balance as of March 31, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.69)%
Base Interest Rate	—%
+100 Basis Points	6.75%
+200 Basis Points	13.50%
+300 Basis Points	20.24%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2024. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Quarterly Report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on June 29, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2024.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer), and Treasurer