Form 10-Q
period 2024-06-30
New Mountain Guardian III BDC, L.L.C.
filed 2024-08-14
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 14, 2024 was 114,906,527. As of June 30, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,622,080 and $2,025,054, respectively)	$1,609,490	$1,991,345
Cash and cash equivalents	188,914	69,873
Interest and dividend receivable	15,227	15,468
Deferred tax asset	5	150
Other assets	571	686
Total assets	$1,814,207	$2,077,522
Liabilities
Borrowings
GS Credit Facility	$620,732	$646,800
Unsecured Notes	225,071	275,000
Deferred financing costs (net of accumulated amortization of $10,033 and $7,959, respectively)	(7,022)	(9,211)
Net borrowings	838,781	912,589
Distribution payable	28,612	35,506
Interest payable	17,522	9,690
Incentive fee payable	5,107	6,013
Management fee payable	2,693	2,792
Payable to affiliate	189	520
Other liabilities	1,530	1,661
Total liabilities	894,434	968,771
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 114,906,527 units issued and outstanding, respectively	950,495	1,145,376
Accumulated overdistributed earnings	(30,722)	(36,625)
Total members' capital	$919,773	$1,108,751
Total liabilities and members' capital	$1,814,207	$2,077,522
Members' capital per unit	$8.00	$9.65
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$49,137	$55,412	$101,158	$108,249
PIK interest income	3,590	2,760	7,828	5,391
Dividend income	2,287	2,388	5,028	4,724
Fee income	155	728	621	1,379
Total investment income	55,169	61,288	114,635	119,743
Expenses
Interest and other financing expenses	17,331	16,041	34,196	30,987
Incentive fee	5,107	5,773	10,837	11,590
Management fee	2,693	3,299	5,838	6,598
Administrative expenses	627	695	1,329	1,380
Professional fees	313	494	679	1,052
Other general and administrative expenses	57	67	119	233
Total expenses	26,128	26,369	52,998	51,840
Less: management fees waived (See Note 5)	(168)	—	(168)	—
Net expenses	25,960	26,369	52,830	51,840
Net investment income before income taxes	29,209	34,919	61,805	67,903
Income tax expense (benefit)	266	2,199	387	2,215
Net investment income	28,943	32,720	61,418	65,688
Net realized gains (losses) on investments	(12,531)	(106)	(15,816)	(601)
Net change in unrealized appreciation (depreciation) of investments	9,511	5,096	21,119	8,240
Benefit (provision) for taxes	92	(95)	(146)	(147)
Net realized and unrealized gains (losses)	(2,928)	4,895	5,157	7,492
Net increase in members' capital resulting from operations	$26,015	$37,615	$66,575	$73,180
Earnings per unit (basic & diluted)	$0.23	$0.33	$0.58	$0.64
Weighted average common units outstanding - basic & diluted (See Note 10)	114,906,527	114,906,527	114,906,527	114,906,527

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase in members' capital resulting from operations:
Net investment income	$28,943	$32,720	$61,418	$65,688
Net realized gains (losses) on investments	(12,531)	(106)	(15,816)	(601)
Net change in unrealized appreciation (depreciation) of investments	9,511	5,096	21,119	8,240
Benefit (provision) for taxes	92	(95)	(146)	(147)
Net increase in members' capital resulting from operations	26,015	37,615	66,575	73,180
Capital transactions
Return of capital distributions	(144,897)	—	(194,882)	—
Distributions declared to unitholders from net investment income	(28,612)	(34,472)	(60,671)	(67,220)
Total net (decrease) increase in members' capital resulting from capital transactions	(173,509)	(34,472)	(255,553)	(67,220)
Net (decrease) increase in members' capital	(147,494)	3,143	(188,978)	5,960
Members' capital at the beginning of the period	1,067,267	1,094,242	1,108,751	1,091,425
Members' capital at the end of the period	$919,773	$1,097,385	$919,773	$1,097,385

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net increase in members' capital resulting from operations	$66,575	$73,180
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	15,816	601
Net change in unrealized (appreciation) depreciation of investments	(21,119)	(8,240)
Amortization of purchase discount	(2,507)	(1,629)
Amortization of deferred financing costs	2,224	1,117
Non-cash investment income	(11,789)	(10,290)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(14,796)	(40,612)
Proceeds from sales and paydowns of investments	416,570	39,466
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	—	35
Cash paid on drawn revolvers	(22,218)	(25,368)
Cash repayments on drawn revolvers	21,898	22,675
Interest and dividend receivable	241	426
Deferred tax asset	146	—
Other assets	115	(50)
Increase (decrease) in operating liabilities:
Interest payable	7,832	600
Incentive fee payable	(906)	272
Management fee payable	(99)	(2)
Deferred tax liability	—	147
Payable to affiliates	(331)	206
Other liabilities	(157)	(13)
Net cash flows provided by (used in) operating activities	457,495	52,521
Cash flows from financing activities
Distributions from net investment income	(67,565)	(61,705)
Return of capital distributions	(194,882)	—
Net proceeds from issuance of common units	—	—
Cancellation of common units	—	—
Repayment of Unsecured Notes	(49,929)	—
Proceeds from Wells Credit Facility	—	105,500
Repayment of Wells Credit Facility	—	(93,500)
Proceeds from GS Credit Facility	204,475	—
Repayment of GS Credit Facility	(230,543)	—
Deferred financing costs paid	(10)	—
Net cash flows (used in) provided by financing activities	(338,454)	(49,705)
Net increase (decrease) in cash and cash equivalents	119,041	2,816
Cash and cash equivalents at the beginning of the period	69,873	28,266
Cash and cash equivalents at the end of the period	$188,914	$31,082

Supplemental disclosure of cash flow information
Cash interest paid	$23,779	$28,984
Income taxes paid	52	2,173
Non-cash operating activities:
Non-cash activity on investments	$6,302	$—
Non-cash financing activities:
Distributions declared and payable	$28,612	$34,472
Accrual for deferred credit facility costs	25	1
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	5.25%	10.58%	02/2020	05/2028	$52,582	$52,444	$52,582
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.25%	10.58%	02/2020	05/2028	315	322	315
								52,897	52,766	52,897	5.75%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)	SOFR(M)	+	5.50%	10.94%	12/2021	12/2027	20,071	19,958	20,071
	First Lien(2)(3)	SOFR(M)	+	5.50%	10.94%	12/2021	12/2027	19,878	19,750	19,878
	Subordinated(3)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	12,732	12,620	12,361
								52,681	52,328	52,310	5.69%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	+	5.25%	10.59%	12/2021	12/2028	45,632	45,309	45,632
	First Lien(2)(3)	SOFR(M)	+	5.25%	10.59%	05/2022	12/2028	2,889	2,867	2,889
	First Lien(2)(3)(4) - Drawn	SOFR(M)	+	5.25%	10.58%	12/2021	12/2028	497	513	497
								49,018	48,689	49,018	5.33%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)	SOFR(M)	+	5.25%	10.59%	05/2022	05/2029	49,000	48,630	49,000	5.33%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	+	4.75%	10.03%	12/2021	12/2028	47,800	47,457	47,800	5.20%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	+	5.25%	10.75%	12/2021	12/2028	39,987	39,775	39,354
	First Lien(2)(3)(4) - Drawn	P(Q)	+	4.25%	12.75%	12/2021	12/2027	4,353	4,337	4,283
								44,340	44,112	43,637	4.74%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	+	6.50%/PIK	11.93%	12/2021	12/2028	44,398	44,124	40,082
	First Lien(3)	SOFR(Q)*	+	6.50%/PIK	11.94%	12/2021	12/2028	2,308	2,304	2,082
								46,706	46,428	42,164	4.58%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)	SOFR(M)	+	5.50%	10.94%	09/2021	09/2028	41,980	41,699	41,980	4.56%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)	SOFR(Q)*	+	4.75% +2.50%/PIK	12.73%	11/2021	11/2027	40,894	40,700	38,036
	First Lien(2)(3)	SOFR(Q)*	+	4.75% +2.50%/PIK	12.73%	11/2021	11/2027	3,563	3,547	3,315
								44,457	44,247	41,351	4.50%
Anaplan, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	5.75%	11.08%	06/2022	06/2029	40,440	40,124	40,440	4.40%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	+	6.00%	11.43%	09/2021	09/2028	38,743	38,480	38,743	4.21%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.83%	08/2021	10/2027	$29,695	$29,636	$29,695
	Subordinated(3)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,784	3,739	3,784
	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.85%	01/2022	10/2027	3,044	3,025	3,044
	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.83%	01/2022	10/2027	2,041	2,028	2,041
								38,564	38,428	38,564	4.19%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.84%	12/2021	11/2028	31,877	31,615	31,877
	First Lien(2)(3)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.84%	12/2021	11/2028	2,435	2,415	2,435
								34,312	34,030	34,312	3.73%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.93%	08/2021	08/2028	28,231	28,043	27,723
	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.93%	08/2021	08/2028	2,971	2,966	2,918
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.94%	08/2021	08/2027	2,292	2,279	2,251
								33,494	33,288	32,892	3.58%
iCIMS, Inc.
Software	First Lien(2)(3)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.58%	08/2022	08/2028	28,099	27,936	28,099
	First Lien(3)	SOFR(Q)	+	7.25%	12.58%	10/2022	08/2028	4,508	4,478	4,508
	First Lien(2)(3)(4) - Drawn	SOFR(S)	+	6.75%	12.08%	08/2022	08/2028	252	257	252
								32,859	32,671	32,859	3.57%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)	SOFR(Q)	+	5.75%	11.18%	10/2021	10/2028	19,477	19,345	19,018
	First Lien(2)(3)	SOFR(Q)	+	5.75%	11.18%	12/2021	10/2028	14,114	14,016	13,781
								33,591	33,361	32,799	3.57%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(3)	SOFR(Q)	+	6.50%	11.83%	11/2021	11/2028	28,383	28,239	28,383
	First Lien(3)	SOFR(Q)	+	6.50%	11.83%	03/2022	11/2028	3,890	3,869	3,890
								32,273	32,108	32,273	3.51%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)	SOFR(Q)	+	5.75%	11.23%	12/2021	12/2027	17,431	17,319	17,431
	First Lien(2)(3)	SOFR(Q)	+	5.75%	11.23%	12/2021	12/2027	5,851	5,814	5,851
	First Lien(2)(3)	SOFR(Q)	+	5.75%	11.23%	12/2021	12/2027	5,814	5,777	5,814
	First Lien(2)(3)(4) - Drawn	SOFR(M)	+	5.75%	11.24%	12/2021	12/2027	1,996	1,986	1,996
								31,092	30,896	31,092	3.38%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(3)	SOFR(M)	+	5.75%	11.21%	12/2021	09/2028	24,376	24,203	24,376
	First Lien(2)(3)	SOFR(M)	+	5.75%	11.21%	09/2021	09/2028	3,925	3,902	3,925
	First Lien(2)(3)	SOFR(M)	+	5.75%	11.21%	09/2021	09/2028	2,774	2,751	2,774
								31,075	30,856	31,075	3.38%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	+	5.25%	10.75%	05/2022	09/2027	$30,929	$30,720	$30,929	3.36%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.93%	10/2021	10/2028	29,150	28,961	29,150
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.92%	06/2022	10/2028	889	883	889
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.93%	10/2021	10/2027	586	593	586
	First Lien(3)	SOFR(Q)	+	5.50%	10.93%	10/2021	10/2028	82	74	82
								30,707	30,511	30,707	3.34%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(3)	SOFR(Q)	+	8.25%	13.68%	07/2022	07/2029	20,105	19,904	20,105
	First Lien(2)(3)	SOFR(M)	+	5.75%	11.19%	07/2021	07/2028	8,897	8,853	8,897
	First Lien(2)(3)	SOFR(M)	+	5.75%	11.19%	07/2022	07/2028	1,556	1,544	1,556
								30,558	30,301	30,558	3.32%
Icebox Holdco III, Inc.
Distribution & Logistics	Second Lien(2)	SOFR(Q)	+	6.75%	12.35%	12/2021	12/2029	30,000	29,884	30,000	3.26%
Galway Borrower LLC
Business Services	First Lien(2)(3)	SOFR(Q)	+	5.25%	10.68%	09/2021	09/2028	29,589	29,380	29,589
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.25%	10.69%	09/2021	09/2028	260	265	260
								29,849	29,645	29,849	3.25%
CFS Management, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)*	+	6.25% +2.75%/PIK	14.60%	08/2019	07/2024	23,933	23,933	21,382
	First Lien(2)(3)	SOFR(Q)*	+	6.25% +2.75%/PIK	14.60%	09/2021	07/2024	5,645	5,645	5,044
	First Lien(3)	SOFR(Q)*	+	6.25% +2.75%/PIK	14.60%	08/2019	07/2024	2,138	2,138	1,910
	First Lien(2)(3)	SOFR(Q)*	+	6.25% +2.75%/PIK	14.60%	02/2022	07/2024	367	367	328
								32,083	32,083	28,664	3.12%
Knockout Intermediate Holdings I Inc. (9)
Kaseya Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.83%	06/2022	06/2029	26,398	26,249	26,398
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.83%	06/2022	06/2029	399	399	399
	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.83%	06/2022	06/2029	98	98	98
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.82%	06/2022	06/2029	79	78	79
								26,974	26,824	26,974	2.93%
Businessolver.com, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.93%	12/2021	12/2027	24,041	23,965	24,041
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.93%	12/2021	12/2027	859	858	859
								24,900	24,823	24,900	2.71%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	+	5.75%	11.20%	07/2021	07/2027	23,219	23,081	23,219	2.52%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Avalara, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	6.75%	12.08%	10/2022	10/2028	$21,654	$21,441	$21,654	2.35%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)	SOFR(M)	+	5.75%	11.18%	06/2022	06/2028	20,876	20,876	20,640	2.24%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.98%	09/2021	09/2027	18,977	18,862	18,977
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.96%	09/2021	09/2027	1,144	1,144	1,144
								20,121	20,006	20,121	2.19%
Foundational Education Group, Inc.
Education	Second Lien(3)	SOFR(Q)	+	6.50%	12.09%	08/2021	08/2029	19,706	19,647	19,706	2.14%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)*	+	3.38% +3.38%/PIK	12.23%	02/2022	02/2028	18,409	18,291	18,409
	First Lien(2)(3)(4) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	12.23%	02/2022	02/2028	1,165	1,165	1,165
								19,574	19,456	19,574	2.13%
Daxko Acquisition Corporation
Software	First Lien(2)(3)	SOFR(M)	+	5.50%	10.94%	10/2021	10/2028	17,479	17,359	17,479
	First Lien(3)	SOFR(M)	+	5.50%	10.94%	10/2021	10/2028	1,473	1,466	1,473
	First Lien(2)(3)(4) - Drawn	P(Q)	+	4.50%	13.00%	10/2021	10/2027	200	204	200
	First Lien(2)(3)	SOFR(M)	+	5.50%	10.94%	10/2021	10/2028	88	88	88
								19,240	19,117	19,240	2.09%
Idera, Inc.
Software	Second Lien(3)	SOFR(Q)	+	6.75%	12.23%	03/2021	03/2029	17,607	17,601	17,607	1.91%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien(3)	SOFR(Q)	+	6.75%	12.20%	05/2021	11/2027	18,882	18,882	16,850	1.83%
Relativity ODA LLC
Software	First Lien(3)	SOFR(M)	+	6.00%	11.44%	05/2021	05/2027	16,848	16,750	16,848	1.83%
Project Essential Topco, Inc. (7)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)	SOFR(Q)*	+	3.00% +3.25%/PIK	11.74%	04/2021	04/2028	17,837	17,743	16,510	1.80%
PDQ.com Corporation
Software	First Lien(2)(3)(4) - Drawn	SOFR(M)	+	4.75%	10.08%	12/2021	08/2027	8,212	8,184	8,212
	First Lien(2)(3)	SOFR(M)	+	4.75%	10.09%	12/2021	08/2027	5,571	5,554	5,571
								13,783	13,738	13,783	1.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	+	5.50%	10.94%	08/2021	08/2028	$10,653	$10,585	$10,399
	First Lien(3)	SOFR(M)	+	5.50%	10.94%	08/2021	08/2028	1,888	1,884	1,843
	First Lien(2)(3)(4) - Drawn	SOFR(M)	+	5.50%	10.94%	08/2021	08/2028	1,129	1,114	1,102
	First Lien(2)(3)(4) - Drawn	SOFR(M)	+	5.50%	10.94%	08/2021	08/2027	286	289	279
								13,956	13,872	13,623	1.48%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	+	6.09%	11.54%	03/2021	03/2028	11,101	11,001	11,101
	First Lien(2)(3)	SOFR(Q)	+	6.09%	11.58%	03/2021	03/2028	2,302	2,296	2,302
								13,403	13,297	13,403	1.46%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	6.41%	11.74%	03/2021	04/2028	9,362	9,319	9,174
	First Lien(2)(3)	SOFR(Q)	+	6.41%	11.74%	02/2022	04/2028	2,068	2,061	2,026
	First Lien(3)	SOFR(Q)	+	6.41%	11.74%	03/2021	04/2028	1,567	1,560	1,535
	First Lien(2)(3)	SOFR(Q)	+	6.50%	11.83%	12/2022	04/2028	492	486	483
								13,489	13,426	13,218	1.44%
Syndigo LLC
Software	Second Lien(3)	SOFR(M)	+	8.00%	13.45%	12/2020	12/2028	12,500	12,437	12,500	1.36%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	12.21%	03/2021	03/2029	12,188	12,167	11,972	1.30%
MRI Software LLC
Software	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.93%	01/2020	02/2027	8,069	8,051	8,069
	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.93%	03/2021	02/2027	3,576	3,572	3,576
								11,645	11,623	11,645	1.27%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)	SOFR(M)	+	5.00%	10.34%	01/2022	12/2027	5,049	5,022	5,049
	First Lien(2)(3)	SOFR(M)	+	5.00%	10.34%	01/2022	12/2027	5,018	4,990	5,018
	First Lien(3)	SOFR(M)	+	5.00%	10.34%	01/2022	12/2027	1,519	1,509	1,519
								11,586	11,521	11,586	1.26%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.75%	11.31%	06/2021	06/2028	11,550	11,461	11,186
	First Lien(2)(3)(4) - Drawn	SOFR(M)	+	4.00%	9.88%	06/2021	06/2026	106	107	103
	First Lien(3)	SOFR(Q)	+	5.75%	11.33%	06/2021	06/2028	83	82	80
								11,739	11,650	11,369	1.24%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)	SOFR(Q)	+	5.25%	10.73%	02/2022	02/2028	7,965	7,938	7,965
	First Lien(3)	SOFR(Q)	+	5.25%	10.73%	02/2022	02/2028	2,216	2,214	2,216
	First Lien(2)(3)	SOFR(Q)	+	5.25%	10.73%	02/2022	02/2028	291	291	291
								10,472	10,443	10,472	1.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)	SOFR(M)	+	5.50%	10.84%	12/2021	12/2028	$6,956	$6,905	$6,956
	First Lien(3)	SOFR(M)	+	5.50%	10.84%	12/2021	12/2028	2,728	2,713	2,728
	First Lien(2)(3)(4) - Drawn	SOFR(M)	+	5.50%	10.84%	12/2021	12/2028	778	771	778
								10,462	10,389	10,462	1.14%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)	SOFR(M)	+	5.25%	10.69%	08/2021	08/2029	10,393	10,333	10,393	1.13%
Maverick Bidco Inc.
Software	Second Lien(3)	SOFR(Q)	+	6.75%	12.23%	04/2021	05/2029	10,200	10,180	10,200	1.11%
CRCI Longhorn Holdings, Inc.
Business Services	Second Lien(2)	SOFR(M)	+	7.25%	12.69%	07/2021	08/2026	10,000	9,988	10,000	1.09%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)	SOFR(S)	+	5.25%	10.66%	06/2021	06/2028	7,449	7,399	7,449
	First Lien(2)(3)(4) - Drawn	SOFR(S)	+	5.25%	10.59%	06/2021	06/2028	2,080	2,067	2,080
								9,529	9,466	9,529	1.04%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.93%	10/2021	10/2028	8,459	8,401	8,459
	First Lien(3)	SOFR(Q)	+	5.50%	10.90%	10/2021	10/2028	969	963	969
								9,428	9,364	9,428	1.03%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)	SOFR(Q)*	+	6.75% +2.00%/PIK	14.08%	07/2021	07/2027	8,446	8,395	8,366
	First Lien(2)(3)(4) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	14.09%	07/2021	07/2026	945	942	936
								9,391	9,337	9,302	1.01%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.83%	03/2022	04/2029	8,699	8,650	8,699
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.85%	03/2022	04/2029	345	342	345
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.83%	03/2022	04/2029	105	105	105
								9,149	9,097	9,149	0.99%
Huskies Parent, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.98%	12/2021	11/2028	8,333	8,290	8,238
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.50%	10.99%	12/2021	11/2027	596	594	589
								8,929	8,884	8,827	0.96%
Smile Doctors LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.90%	11.35%	02/2022	12/2028	7,843	7,812	7,737
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	5.90%	11.34%	06/2023	12/2028	346	341	341
								8,189	8,153	8,078	0.88%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)	SOFR(M)	+	5.50%	10.94%	12/2021	12/2028	6,903	6,879	6,838
	First Lien(2)(3)	SOFR(M)	+	5.50%	10.94%	12/2021	12/2028	697	697	691
								7,600	7,576	7,529	0.82%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Safety Borrower Holdings LLC
Software	First Lien(2)(3)	SOFR(Q)	+	5.25%	10.81%	09/2021	09/2027	$6,887	$6,867	$6,887
	First Lien(2)(3)(4) - Drawn	P(Q)	+	4.25%	12.75%	09/2021	09/2027	179	179	179
								7,066	7,046	7,066	0.77%
Community Brands ParentCo, LLC
Software	First Lien(2)	SOFR(M)	+	5.50%	10.94%	02/2022	02/2028	7,055	7,007	7,055	0.77%
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.96%	02/2021	04/2029	6,388	6,355	6,244	0.68%
Calabrio, Inc.
Software	First Lien(3)	SOFR(Q)	+	7.13%	12.47%	04/2021	04/2027	5,979	5,954	5,979	0.65%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.82%	05/2022	05/2029	5,198	5,158	5,198
	First Lien(2)(3)	SOFR(Q)	+	5.50%	10.82%	05/2022	05/2029	664	661	664
								5,862	5,819	5,862	0.64%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(M)	+	6.75%	12.21%	05/2021	05/2029	6,000	5,972	5,376	0.58%
Ambrosia Holdco Corp (10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(3)	SOFR(M)*	+	5.25%/PIK	10.59%	01/2024	06/2029	5,412	5,412	4,664
	Subordinated(2)(3)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	170	170	170
								5,582	5,582	4,834	0.53%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (6)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(3)	SOFR(Q)	+	7.00%	12.48%	05/2021	05/2027	4,617	4,593	4,617
	First Lien(2)(3)(4) - Drawn	SOFR(Q)	+	7.00%	12.48%	05/2021	05/2027	47	48	47
								4,664	4,641	4,664	0.51%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	11.44%	08/2021	10/2029	4,006	3,999	3,984	0.42%
AG Parent Holdings, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.00%	10.60%	07/2019	07/2026	1,965	1,962	1,870	0.20%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	11.59%	02/2021	02/2029	1,865	1,862	1,863	0.19%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)	SOFR(M)	+	5.25%	10.69%	12/2021	02/2026	1,729	1,726	1,729	0.19%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	1,000	847	921	0.09%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(3)	—		—	—	06/2024	06/2029	75	75	75	0.01%
Total Funded Debt Investments - United States								$1,514,153	$1,505,777	$1,493,746	162.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(3)	SOFR(M)	+	8.25%	13.71%	10/2019	10/2027	$22,500	$22,414	$22,500	2.45%
Total Funded Debt Investments - United Kingdom								$22,500	$22,414	$22,500	2.45%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second Lien(2)(3)	SOFR(M)	+	8.00%	13.46%	09/2019	05/2027	$12,000	$12,000	$12,000	1.30%
Total Funded Debt Investments - Canada								$12,000	$12,000	$12,000	1.30%
Total Funded Debt Investments								$1,548,653	$1,540,191	$1,528,246	166.15%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (3)	Fixed(S)*		7.00%/PIK	7.00%	09/2021	—	30,082	$37,626	$39,725	4.32%
ACI Parent Inc. (8)
Healthcare	Preferred shares (3)	Fixed(Q)*		11.75%/PIK	11.75%	08/2021	—	12,500	17,394	15,639	1.70%
Knockout Intermediate Holdings I Inc. (9)
Software	Preferred shares (3)	SOFR(M)*		10.75%/PIK	15.91%	06/2022	—	9,061	10,670	10,783	1.17%
Project Essential Topco, Inc. (7)
Project Essential Super Parent, Inc.
Software	Preferred shares (3)	SOFR(Q)*	+	9.50%/PIK	15.11%	04/2021	—	5,000	7,408	6,966	0.76%
Diligent Preferred Issuer, Inc.
Software	Preferred shares (3)	Fixed(S)*		10.50%/PIK	10.50%	04/2021	—	5,000	6,725	6,214	0.68%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (6)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)
Healthcare	Preferred shares (3)	Fixed(Q)*		11.00%/PIK	11.00%	05/2021	—	1,167	1,581	1,500	0.15%
Ambrosia Holdco Corp (10)
Distribution & Logistics	Ordinary shares (2)(3)	—		—	—	01/2024	—	55,984	597	597
	Ordinary shares (3)	—		—	—	01/2024	—	19,197	204	204
								75,181	801	801	0.09%
Pioneer Topco I, L.P. (11)
Software	Ordinary shares (3)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$82,205	$81,628	8.87%
Total Shares									$82,205	$81,628	8.87%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(3)	—	—	—	06/2024	—	68,568	$90	$162	0.02%
Total Warrants - United States								$90	$162	0.02%
Total Funded Investments								$1,622,486	$1,610,036	175.04%
Unfunded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	12/2027	$2,427	$(14)	$—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4) - Undrawn	—	—	—	01/2022	12/2027	1,573	(8)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	02/2028	1,214	(4)	—	—%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (6)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	05/2021	05/2027	266	(3)	—	—%
Avalara, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	10/2022	10/2028	2,165	(20)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	12/2025	123	—	—
	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	12/2027	736	(4)	—
							859	(4)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	05/2022	05/2028	4,156	(27)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	12/2024	2,724	—	—	—%
Calabrio, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	04/2021	04/2027	720	(3)	—	—%
Community Brands ParentCo, LLC
Software	First Lien(2)(4) - Undrawn	—	—	—	02/2022	02/2028	425	(3)	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	10/2021	10/2027	1,131	(11)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4) - Undrawn	—	—	—	05/2022	11/2024	$1,895	$—	$—
	First Lien(2)(3)(4) - Undrawn	—	—	—	05/2022	09/2027	1,790	(11)	—
							3,685	(11)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4) - Undrawn	—	—	—	06/2022	06/2025	3,789	—	—
	First Lien(2)(3)(4) - Undrawn	—	—	—	10/2021	10/2027	2,343	(23)	—
							6,132	(23)	—	—%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4) - Undrawn	—	—	—	09/2021	09/2028	1,634	(16)	—	—%
iCIMS, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2022	08/2024	5,091	—	—
	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2022	08/2028	2,270	(20)	—
							7,361	(20)	—	—%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	05/2022	05/2028	630	(4)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(4) - Undrawn	—	—	—	07/2021	07/2026	1,854	(6)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4) - Undrawn	—	—	—	09/2021	09/2027	3,103	(17)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2020	05/2028	2,047	(13)	—	—%
Knockout Intermediate Holdings I Inc. (9)
Kaseya Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	06/2022	06/2025	1,403	—	—
	First Lien(2)(3)(4) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,586	(9)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	09/2021	09/2027	1,379	(14)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	12/2028	5,463	(55)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	12/2024	6,000	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4) - Undrawn	—	—	—	03/2022	04/2025	337	—	—
	First Lien(2)(3)(4) - Undrawn	—	—	—	03/2022	04/2029	345	(3)	—
							682	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Relativity ODA LLC
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	05/2021	05/2027	$1,439	$(9)	$—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	09/2021	09/2027	333	(2)	—	—%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(3)(4) - Undrawn	—	—	—	09/2021	09/2027	559	(3)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	02/2025	216	—	—
	First Lien(2)(3)(4) - Undrawn	—	—	—	02/2022	02/2028	2,630	(16)	—
							2,846	(16)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4) - Undrawn	—	—	—	06/2021	12/2024	464	—	—
	First Lien(2)(3)(4) - Undrawn	—	—	—	06/2021	06/2028	727	(4)	—
							1,191	(4)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)(4) - Undrawn	—	—	—	07/2021	07/2027	432	(2)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2021	10/2027	1,885	(3)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	12/2027	387	(4)	—	—%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	11/2027	128	(1)	(1)	(0.00)%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(2)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	06/2021	06/2026	173	(3)	(5)	(0.00)%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	12/2027	678	(2)	(7)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	06/2023	03/2025	559	—	(7)	(0.00)%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	11/2021	11/2027	4,009	(23)	(16)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KWOR Acquisition, Inc.

Business Services	First Lien(2)(3)(4) - Undrawn	—	—	—	12/2021	12/2027	$1,300	$(10)	$(21)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(22)	(0.00)%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2021	08/2027	858	(9)	(21)
	First Lien(2)(3)(4) - Undrawn	—	—	—	08/2021	08/2024	959	—	(23)
							1,817	(9)	(44)	(0.00)%
Project Essential Topco, Inc. (7)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4) - Undrawn	—	—	—	04/2021	04/2027	2,259	(9)	(168)	(0.02)%
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)(4) - Undrawn	—	—	—	11/2021	05/2027	3,614	(15)	(253)	(0.03)%
Total Unfunded Debt Investments - United States							$86,028	$(406)	$(546)	(0.05)%
Total Unfunded Debt Investments							$86,028	$(406)	$(546)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,622,080	$1,609,490	174.99%
Total Investments								$1,622,080	$1,609,490	174.99%

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
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the, Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2024.
(6)The Company holds investments in two wholly-owned subsidiaries of Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings, Inc.). The Company holds a first lien term loan and a first lien revolver in Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC) and preferred equity in Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.).
(7)The Company holds investments in two subsidiaries of Project Essential Topco, Inc. The Company holds a first lien term loan and first lien revolver in Project Essential Bidco, Inc. and preferred equity in Project Essential Super Parent, Inc.
(8)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc.
(9)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and two first lien delayed draws in Kaseya Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc.
(10)The Company holds ordinary shares in Ambrosia Holdco Corp., a first lien term loan and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

(11)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
*    All or a portion of interest contains payment-in-kind ("PIK") interest for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2024, 1.90% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(unaudited)

June 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	81.36%
Second lien	11.23%
Subordinated	2.32%
Equity and other	5.09%
Total investments	100.00%

June 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	36.28%
Healthcare	21.26%
Business Services	18.67%
Consumer Services	7.76%
Distribution & Logistics	5.36%
Financial Services	4.41%
Consumer Products	2.55%
Packaging	1.91%
Education	1.22%
Specialty Chemicals & Materials	0.58%
Total investments	100.00%

June 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.95%
Fixed rates	5.05%
Total investments	100.00%
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
June 30, 2024
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement (as amended and restated on June 28, 2023, the "Fourth A&R LLC Agreement"), the Closing Period was previously extended to and ended on October 15, 2021. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1,149,065. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the "Initial Drawdown"), which occurred on August 2, 2019 (the "Initial Drawdown Date"). The "Investment Period" began on July 15, 2019 and ended on July 15, 2023, the four-year anniversary of such date. The term of the Company was initially until July 15, 2025, six years from the beginning of the Investment Period, subject to (i) a one-year extension (the six year period together with any successive extensions, the "Term") as determined by the Investment Adviser in its sole discretion and (ii) an additional one-year extension as determined by the Company's board of directors ("the Board"). Pursuant to the Fourth A&R LLC Agreement, the Investment Adviser extended the Term of the Company for an additional one-year period, to July 15, 2026.
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
As of June 30, 2024, the Company's top five industry concentrations were software, healthcare, business services, consumer services and distribution & logistics.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024, the Company recognized PIK interest from investments of $3,590 and $7,828, respectively, and PIK dividends from investments of $2,287 and $5,028, respectively. For the three and six months ended June 30, 2023, the Company recognized PIK interest from investments of $2,760 and $5,391, respectively, and PIK dividends from investments of $2,388 and $4,724, respectively.

Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2024 and December 31, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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

The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Deferred income tax (benefit) provision	$(92)	$95	$146	$147
Current income tax expense	266	2,199	387	2,215
Total income tax provision	$174	$2,294	$533	$2,362
As of June 30, 2024 and December 31, 2023, the Company had $5 and $150, respectively, of deferred tax assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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

Note 3. Investments
At June 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,319,042	$1,309,482
Second lien	183,388	180,802
Subordinated	37,280	37,341
Equity and other	82,370	81,865
Total investments	$1,622,080	$1,609,490
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$586,404	$583,914
Healthcare	352,684	342,146
Business Services	299,424	300,427
Consumer Services	124,498	124,949
Distribution & Logistics	84,713	86,238
Financial Services	70,656	71,005
Consumer Products	44,232	41,098
Packaging	30,488	30,707
Education	19,647	19,706
Specialty Chemicals & Materials	9,334	9,300
Total investments	$1,622,080	$1,609,490
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,569,657	$1,557,172
Second lien	319,654	299,332
Subordinated	36,095	35,939
Equity and other	99,648	98,902
Total investments	$2,025,054	$1,991,345

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$766,254	$763,302
Business Services	418,782	416,669
Healthcare	425,877	403,512
Consumer Services	127,904	127,277
Distribution & Logistics	87,297	85,222
Financial Services	79,540	79,778
Consumer Products	44,393	41,104
Packaging	29,433	29,436
Education	26,913	26,709
Specialty Chemicals & Materials	18,661	18,336
Total investments	$2,025,054	$1,991,345
For a discussion of the Company's unfunded commitments, see Note 8. Commitments and Contingencies.
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
Note 4. Fair Value
Pursuant to Rule 2a-5 under the 1940 Act, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that "quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable." Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2024:

	Total	Level I	Level II	Level III
First lien	$1,309,482	$—	$—	$1,309,482
Second lien	180,802	—	24,063	156,739
Subordinated	37,341	—	921	36,420
Equity and other	81,865	—	—	81,865
Total investments	$1,609,490	$—	$24,984	$1,584,506
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,557,172	$—	$1,938	$1,555,234
Second lien	299,332	—	29,566	269,766
Subordinated	35,939	—	859	35,080
Equity and other	98,902	—	—	98,902
Total investments	$1,991,345	$—	$32,363	$1,958,982

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2024	$1,920,858	$1,524,092	$257,741	$35,669	$103,356
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(12,531)	51	(13,025)	—	443
Net change in unrealized appreciation (depreciation) of investments	10,754	(1,540)	12,707	251	(664)
Purchases, including capitalized PIK and revolver fundings(1)	24,666	22,852	—	500	1,314
Proceeds from sales and paydowns of investments(1)	(354,807)	(237,895)	(94,328)	—	(22,584)
Transfers into Level III(2)	1,922	1,922	—	—	—
Transfers out of Level III(2)	(6,356)	—	(6,356)	—	—
Fair Value, June 30, 2024	$1,584,506	$1,309,482	$156,739	$36,420	$81,865
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,470)	$(1,515)	$(542)	$251	$(664)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(15,782)	(3,200)	(13,025)	—	443
Net change in unrealized appreciation (depreciation) of investments	22,094	4,659	16,826	190	419
Purchases, including capitalized PIK and revolver fundings(1)	55,105	49,270	—	1,150	4,685
Proceeds from sales and paydowns of investments(1)	(437,831)	(298,419)	(116,828)	—	(22,584)
Transfers into Level III(2)	1,938	1,938	—	—	—
Fair Value, June 30, 2024	$1,584,506	$1,309,482	$156,739	$36,420	$81,865
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,376	$923	$795	$190	$(532)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$1,997,931	$1,579,814	$299,769	$29,858	$88,490
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(339)	(339)	—	—	—
Net change in unrealized appreciation (depreciation) of investments	9,217	5,840	3,788	(33)	(378)
Purchases, including capitalized PIK and revolver fundings	76,236	67,377	—	3,915	4,944
Proceeds from sales and paydowns of investments	(55,277)	(55,277)	—	—	—
Transfers into Level III(1)	19,948	—	19,948	—	—
Transfers out of Level III(1)	(7,694)	—	(7,694)	—	—
Fair Value, June 30, 2023	$2,040,022	$1,597,415	$315,811	$33,740	$93,056
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$8,198	4,821	$3,788	$(33)	$(378)

(1)As of June 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2024 and June 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2024 were as follows:

				Range
Type	Fair Value as of June 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,302,427	Market & income approach	EBITDA multiple	7.3x	30.0x	17.3x
			Revenue multiple	4.5x	19.5x	9.4x
			Discount rate	8.7%	21.4%	10.9%
	7,055	Other	N/A (2)	N/A	N/A	N/A
Second lien	146,739	Market & income approach	EBITDA multiple	14.0x	20.0x	18.0x
			Discount rate	10.8%	14.2%	11.4%
	10,000	Other	N/A (2)	N/A	N/A	N/A
Subordinated	36,420	Market & income approach	EBITDA multiple	7.3x	24.5x	20.5x
			Discount rate	12.9%	15.8%	13.3%
Equity and other	81,865	Market & income approach	EBITDA multiple	6.0x	26.5x	13.6x
			Revenue multiple	4.5x	19.5x	6.6x
			Discount rate	9.7%	17.9%	11.7%
	$1,584,506

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

The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$620,732	$629,881	$646,800	$650,933
Unsecured Notes	225,071	216,298	275,000	257,529
Total Borrowings	$845,803	$846,179	$921,800	$908,462
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three and six months ended June 30, 2024 and June 30, 2023, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
b.Second, no incentive fee is payable to the Investment Adviser on Cumulative Net Realized Gains until the Company has paid cumulative distributions equal to an annualized, cumulative internal rate of return of 7.0% on the total contributed capital to the Company calculated from the date that each such amount was due to be contributed to the Company until the date each such distribution is paid;
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below)

in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 or (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate committed capital at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the Fourth A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined under "Fund Expenses" in the Fourth A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Fourth A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and six months ended June 30, 2024 and June 30, 2023, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Management fee	$2,693	$3,299	5,838	6,598
Less: management fee waiver	(168)	—	(168)	—
Net management fee	2,525	3,299	5,670	6,598
Incentive fee, excluding accrued incentive fees on capital gains	$5,107	$5,773	$10,837	11,590
As of June 30, 2024 and December 31, 2023, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as Cumulative Net Realized Capital Gains was less than zero.
The Company has entered into an administration agreement with the Administrator (as amended and restated, the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Board on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2024, approximately $227 and $465, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended June 30, 2023, approximately $213 and $393, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2024 and December 31, 2023, approximately $227 and $356, respectively, of indirect administrative expenses were included in payable to affiliates.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement (as amended, the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not "interested persons", as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
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
Note 6. Borrowings
Wells Credit Facility—On August 30, 2019, the Company's wholly-owned subsidiary, GIII SPV, entered into a Loan and Security Agreement by and among GIII SPV, as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian (as amended, from time to time, the "Loan and Security Agreement"), which was structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility had a maturity date of July 15, 2025 and had a maximum facility amount of $800,000. The revolving period of the Wells Credit Facility ended on July 15, 2023 (the "Revolving Period End Date").

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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Interest expense	$12,787	$24,480
Non-usage fee	$127	$258
Amortization of financing costs	$353	$704
Weighted average interest rate	7.3%	7.0%
Effective interest rate	7.6%	7.4%
Average debt outstanding	$697,682	$695,793
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
On May 6, 2024, the Company offered to prepay approximately $50,651 aggregate principal amount, including any accrued but unpaid interest, of the Unsecured Notes pursuance to Section 8.9(a) and (b) of the Note Purchase Agreement. The Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on June 5, 2024.
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$2,421	$2,555	$4,977	$5,111
Amortization of financing costs	$374	$208	$572	$413
Weighted average interest rate	3.7%	3.7%	3.7%	3.7%
Effective interest rate	4.3%	4.0%	4.1%	4.0%
Average debt outstanding	$260,735	$275,000	$267,867	$275,000
As of June 30, 2024 and December 31, 2023, the outstanding balance on the Unsecured Notes was $225,071 and $275,000, respectively, and the Company was in compliance with the applicable covenants of the Note Purchase Agreement on such dates.
GS Credit Facility—On November 28, 2023, GIII SPV entered into a Credit Agreement (the “Credit Agreement”) by and among GIII SPV, as borrower, various lenders, Goldman Sachs Bank USA, as syndication agent and administrative agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of GIII SPV on an investment by investment basis and the initial proceeds from the GS Credit Facility were partially used for repayment of the Wells Credit Facility. Proceeds from the GS Credit Facility may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) May 28, 2028, or (b) 45 days prior to the expiration of the Term, and has a maximum facility amount of $785,000.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the three and six months ended June 30, 2024:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Interest expense	$13,493	$26,529
Non-usage fee	$171	$376
Amortization of financing costs	$826	$1,652
Weighted average interest rate	8.3%	8.3%
Effective interest rate	8.9%	8.9%
Average debt outstanding	$646,571	$634,647
As of June 30, 2024 and December 31, 2023, the outstanding balance on the GS Credit Facility was $620,732 and $646,800, respectively, and GIII SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2024, the Company had unfunded commitments on revolving credit facilities of $62,468, no outstanding bridge financing commitments, and other future funding commitments of $23,560. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $76,550, no outstanding bridge financing commitments and other future funding commitments of $42,793. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility as of June 30, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2024 and December 31, 2023, the Company had no commitment letters to purchase investments which could require funding in the future.

Note 9. Members' Capital
There have been no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements since March 31, 2022, as Capital Commitments have been fully drawn.
The following table reflects the distributions declared on the Units for the six months ended June 30, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 7, 2024	March 7, 2024	March 12, 2024	$0.435	(1)
March 20, 2024	March 27, 2024	April 19, 2024	0.279
April 23, 2024	April 24, 2024	April 30, 2024	0.696	(1)
May 14, 2024	May 17, 2024	May 24, 2024	0.565	(1)
June 25, 2024	June 27, 2024	July 19, 2024	0.249
			$2.224

(1)Return of capital distribution.
The following table reflects the distributions declared on the Units for the six months ended June 30, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 30, 2023	March 31, 2023	April 20, 2023	$0.285
June 26, 2023	June 29, 2023	July 20, 2023	0.300
			$0.585
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per Unit resulting from operations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$26,015	$37,615	$66,575	$73,180
Denominator for basic & diluted weighted average unit:	114,906,527	114,906,527	114,906,527	114,906,527
Basic & diluted earnings per unit:	$0.23	$0.33	$0.58	$0.64

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2024 and June 30, 2023.

	Six Months Ended
	June 30, 2024	June 30, 2023
Per unit data(1):
Members' capital, December 31, 2023 and December 31, 2022, respectively	$9.65	$9.50
Net investment income	0.53	0.57
Net realized and unrealized gains (losses)	0.04	0.07
Total net increase	0.57	0.64
Distributions declared to unitholders from net investment income	(0.52)	(0.59)
Return of capital distributions	(1.70)	—
Members' capital, June 30, 2024 and June 30, 2023, respectively	$8.00	9.55
Total return based on members' capital(2)	7.27%	6.81%
Units outstanding at end of period	114,906,527	114,906,527
Average weighted units outstanding for the period	114,906,527	114,906,527
Average members' capital for the period	$1,041,749	$1,092,874
Ratio to average members' capital:
Net investment income(3)	11.86%	12.12%
Total expenses, before waivers/reimbursements (3)	10.31%	9.97%
Total expenses, net of waivers/reimbursements (3)	10.27%	9.97%

Average debt outstanding—Unsecured Notes	$267,867	$275,000
Average debt outstanding—Wells Credit Facility	N/A	$695,793
Average debt outstanding—GS Credit Facility	634,647	N/A
Asset coverage ratio	208.75%	212.83%
Portfolio turnover	0.75%	1.92%

Capital Commitments	$1,149,065	$1,149,065
Funded Capital Commitments	$1,149,065	$1,149,065
% of Capital Commitments funded	100.00%	100.00%

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
(3)Annualized.
N/A    Not Applicable.

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 13. Subsequent Events
On July 10, 2024, the Company’s board of directors declared a return of capital distribution of $0.44 per share payable on July 22, 2024 to holders of record as of July 15, 2024.
On July 16, 2024, the Company caused notices to be issued to holders of the Unsecured Notes regarding the Company's obligation to offer to prepay the Unsecured Notes (i) each time the Company receives an aggregate amount of net proceeds from the repayment or sale of loans or investments that constitute Company Level Assets and (ii) each time the Company receives an aggregate amount of net proceeds, or if the Company is permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity, in each case that is at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of Unsecured Notes issued under the Note Purchase Agreement and the Supplement (the "Section 8.9 Proceeds"). As of July 16, 2024, the Company had received $25,152 in Section 8.9 Proceeds. Accordingly, as set forth in the Company's Form N-23C-2 filed with the SEC on July 16, 2024, the Company offered to prepay up to $25,152 in aggregate principle amount of the Unsecured Notes, including accrued and unpaid interest up to but not including the prepayment date, pursuant to the terms of the Note Purchase Agreement. Unsecured Notes accepted for prepayment will be redeemed on a pro rata basis up to the amount of the Section 8.9 Proceeds, and will be redeemed on August 16, 2024.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2024, and the related consolidated statements of operations and changes in members’ capital for the three-month and six-month periods ended June 30, 2024 and 2023, the consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 14, 2024

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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on July 15, 2019 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement, as most recently amended and restated on June 28, 2023 (the "Fourth A&R LLC Agreement), the Closing Period was previously extended to and ended on October 15, 2021. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and drew down on Capital Commitments throughout the Investment Period (as defined below). At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.15 billion. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the "Initial Drawdown"), which occurred on August 2, 2019 (the "Initial Drawdown Date"). The investment period began on July 15, 2019 and ended on July 15, 2023, the four-year anniversary of such date (the "Investment Period"). Our term was initially until July 15, 2025, six years from the beginning of the Investment Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors (the six year period together with any successive extensions, the "Term"). Pursuant to the Fourth A&R LLC Agreement, the Investment Adviser extended our Term for an additional one-year period, to July 15, 2026.
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
As of June 30, 2024, our top five industry concentrations were software, healthcare, business services, consumer services and distribution & logistics.
As of June 30, 2024, our members' capital was approximately $919.8 million and our portfolio had a fair value of approximately $1,609.5 million in 77 portfolio companies.
Recent Developments
On July 10, 2024, our board of directors declared a return of capital distribution of $0.44 per share payable on July 22, 2024 to holders of record as of July 15, 2024.
On July 16, 2024, we caused notices to be issued to holders of the unsecured notes issued pursuant to the Master Note Purchase Agreement dated August 4, 2021 by and between us and the purchasers party thereto (the "Note Purchase Agreement" and the notes issued thereunder the "Unsecured Notes") regarding our obligation to offer to prepay the Unsecured Notes (i) each time we receive an aggregate amount of net proceeds from the repayment or sale of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time we receive an aggregate amount of net proceeds, or if we are permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity

(as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25.0 million and (B) 10% of the aggregate principal of Unsecured Notes issued under the Note Purchase Agreement and the Supplement (the "Section 8.9 Proceeds"). As of July 16, 2024, we had received $25.2 million in Section 8.9 Proceeds. Accordingly, as set forth in the Company's Form N-23C-2 filed with the SEC on July 16, 2024, we offered to prepay up to $25.2 million in aggregate principle amount of the Unsecured Notes, including accrued and unpaid interest up to but not including the prepayment date, pursuant to the terms of the Note Purchase Agreement. Unsecured Notes accepted for prepayment will be redeemed on a pro rata basis up to the amount of the Section 8.9 Proceeds, and will be redeemed on August 16, 2024.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2024.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024, we recognized PIK interest from investments of approximately $3.6 million and $7.8 million, respectively, and PIK dividends from investments of approximately $2.3 million and $5.0 million, respectively. For the three and six months ended June 30, 2023, we recognized PIK interest from investments of approximately $2.8 million and $5.4 million, respectively, and PIK dividends from investments of approximately $2.4 million and $4.7 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2024 and December 31, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of June 30, 2024:

(in millions)	As of June 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,545.6	95.3%	$1,539.5	95.7%
Yellow	44.2	2.7%	41.1	2.5%
Orange	32.3	2.0%	28.9	1.8%
Red	—	—%	—	—
	$1,622.1	100.0%	$1,609.5	100.0%
As of June 30, 2024, all investments in our portfolio had a Green Risk Rating, with the exception of one portfolio company that had a Yellow Risk Rating and two portfolio companies that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,609.5 million in 77 portfolio companies at June 30, 2024 and approximately $1,991.3 million in 93 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended
(in millions)	June 30, 2024	June 30, 2023
New investments in 15 and 23 portfolio companies, respectively	$14.8	$40.6
Debt repayments in existing portfolio companies	(371.3)	(7.8)
Sales of securities in 5 and 4 portfolio companies, respectively	(44.8)	(31.7)
Change in unrealized appreciation on 46 and 66 portfolio companies, respectively	28.0	21.5
Change in unrealized depreciation on 47 and 33 portfolio companies, respectively	(6.9)	13.3
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023
Revenue

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total interest income	$52,727	$58,172
Dividend income	2,287	2,388
Fee income	155	728
Total investment income	$55,169	$61,288
Our total investment income decreased by approximately $6.1 million, or (10)%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, total investment income of approximately $55.2 million consisted of approximately $47.4 million in cash interest from investments, approximately $3.6 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.7 million, approximately $2.3 million in PIK dividends from investments and approximately $0.2 million in fee income.
The decrease in interest income of approximately $5.4 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to repayments received on our investments during the period as our Investment Period ended on July 15, 2023. Dividend income was relatively flat for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Fee income during the three months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to amendment fees received from five different portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Management fee	$2,693	$3,299
Less: management fee waiver	(168)	—
Net management fee	$2,525	$3,299
Interest and other financing expenses	17,331	16,041
Incentive fee	5,107	5,773
Administrative expenses	627	695
Professional fees	313	494
Other general and administrative expenses	57	67
Net expenses before income taxes	25,960	26,369
Income tax expense (benefit)	266	2,199
Net expenses after income taxes	$26,226	$28,568
Our total net operating expenses decreased by approximately $2.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Our incentive fee decreased by approximately $0.7 million and our net management fee decreased by approximately $0.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to lower invested capital balance as a result of repayments received on investments and the corresponding return of capital distributions made during the period.
Interest and other financing expenses increased by approximately $1.3 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to higher SOFR rates on our floating rate borrowings on the GS Credit Facility.
Our total professional fees, administrative expenses and other general and administrative expenses each remained relatively flat for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Income tax expense decreased by approximately $1.9 million due to higher estimated income income taxes on income allocated to our tax blocker, GIII OEC, which held preferred shares in OEC Holdco, LLC, during the three months ended June 30, 2023.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net realized gains (losses) on investments	$(12,531)	$(106)
Net change in appreciation (depreciation) of investments	9,511	5,096
Benefit (provision) for taxes	92	(95)
Net realized and unrealized (losses) gains	$(2,928)	$4,895
Our net realized losses and unrealized appreciation resulted in a net loss of approximately $2.9 million for the three months ended June 30, 2024 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $4.9 million for the three months ended June 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2024 was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization recognized on 11 of our investments due to early repayments made. The benefit for income taxes was attributable to the equity investment held during the three months ended June 30, 2024 in GIII OEC. The net gain for the three months ended June 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period, partially offset by a realized loss on one position.
Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023
Revenue

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total interest income	$108,986	$113,640
Dividend income	5,028	4,724
Fee income	621	1,379
Total investment income	$114,635	$119,743
Our total investment income decreased by approximately $5.1 million, or (4)%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, total investment income of approximately $114.6 million consisted of approximately $98.7 million in cash interest on investments, approximately $7.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.5 million, approximately $5.0 million in PIK dividends from investments and approximately $0.6 million in fee income.
The decrease in interest income of approximately $4.6 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to repayments received from our investments during the period as our Investment Period ended on July 15, 2023. Dividend income remained relatively flat for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Fee income during the six months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to amendment and consent fees received from twelve different portfolio companies.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Management fee	$5,838	$6,598
Less: management fee waiver	(168)	—
Net management fee	$5,670	$6,598
Interest and other financing expenses	34,196	30,987
Incentive fee	10,837	11,590
Administrative expenses	1,329	1,380
Professional fees	679	1,052
Other general and administrative expenses	119	233
Net expenses before income taxes	52,830	51,840
Income tax expense (benefit)	387	2,215
Net expenses after income taxes	$53,217	$54,055
Our total net operating expenses decreased by approximately $0.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our incentive fee and management fee decreased by approximately $0.7 million and $0.9 million, respectively, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in incentive fees and net management fees was primarily due to lower invested capital as a result of repayments received on investments and the corresponding return of capital distributions made during the period.
Interest and other financing expenses increased by approximately $3.2 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to higher SOFR rates on our floating rate borrowings on the GS Credit Facility.
Our total professional fees, administrative expenses and other general and administrative expenses decreased by approximately $0.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in legal fees due to the end of the Investment Period on July 15, 2023. Income tax expense decreased by approximately $1.8 million due to a decrease in estimated income taxes on income allocated to our tax blocker GIII OEC, which held preferred shares in OEC Holdco, LLC, which we redeemed during the six months ended June 30, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net realized gain (losses) on investments	$(15,816)	$(601)
Net change in appreciation (depreciation) of investments	21,119	8,240
(Provision) benefit for taxes	(146)	(147)
Net realized and unrealized gains (losses)	$5,157	$7,492
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $5.2 million for the six months ended June 30, 2024 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $7.5 million for the six months ended June 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2024 was primarily driven by the overall increase in fair value of our investments and a realized gain on the equity investment held in GIII OEC upon redemption. The provision for income taxes was attributable to the income earned on the equity investment held during the six months ended June 30, 2024 in GIII OEC. The net gain for the six months ended June 30, 2023 was primarily driven by the overall increase in fair value of our investments during the period, partially offset by realized losses on four positions.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.

We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial unitholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2024, our asset coverage ratio was 208.7%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On June 30, 2024 and December 31, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2024	December 31, 2023
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of June 30, 2024 and December 31, 2023, our borrowings consisted of the Unsecured Notes and the GS Credit Facility. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $188.9 million and $69.9 million, respectively. Our cash provided by (used in) operating activities for the six months ended June 30, 2024 and June 30, 2023, was approximately $457.5 million and $52.5 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $86.0 million and $119.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had no commitment letters to purchase investments, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$225.1	$—	$225.1	$—	$—
GS Credit Facility Line (2)	620.7	—	620.7	—	—
Total Contractual Obligations	$845.8	$—	$845.8	$—	$—

(1)$143.2 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier redeemed or repurchased, and $81.8 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier redeemed or repurchased.
(2)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($620.7 million as of June 30, 2024) must be repaid on or before (a) May 28, 2028, or (b) 45 days prior to the expiration of our Term. As of June 30, 2024, there was approximately $164.3 million capacity, subject to borrowing base limitations, remaining under the GS Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the GS Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the six months ended June 30, 2024 totaled approximately $255.6 million.
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

•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2024, approximately $0.2 million and $0.4 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2024, approximately $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been raising interest rates. The Federal Reserve left its benchmark rates steady in the second quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2024, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of June 30, 2024, approximately 95.0% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 5.0% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024. Interest expense is calculated based on the terms of our outstanding credit facility and Unsecured Notes. For our borrowings, we use the outstanding balance as of June 30, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.72)%
Base Interest Rate	—%
+100 Basis Points	6.90%
+200 Basis Points	13.80%
+300 Basis Points	20.70%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2024. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Quarterly Report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on June 29, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2024.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer), and Treasurer