Form 10-Q
period 2024-09-30
New Mountain Guardian III BDC, L.L.C.
filed 2024-11-12
CIK 1781870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 12, 2024 was 114,906,527. As of September 30, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian III BDC, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	20
	Notes to the Consolidated Financial Statements of New Mountain Guardian III BDC, L.L.C. (unaudited)	37
	Report of Independent Registered Public Accounting Firm	59

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	60
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 4.	Controls and Procedures	75

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	76
Item 1A.	Risk Factors	76
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
	Signatures	80

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,561,044 and $2,025,054, respectively)	$1,538,659	$1,991,345
Cash and cash equivalents	41,006	69,873
Interest and dividend receivable	17,642	15,468
Receivable from unsettled securities sold	10,100	—
Deferred tax asset	6	150
Other assets	470	686
Total assets	$1,607,883	$2,077,522
Liabilities
Borrowings
GS Credit Facility	$507,279	$646,800
Unsecured Notes	200,000	275,000
Deferred financing costs (net of accumulated amortization of $11,229 and $7,959, respectively)	(5,971)	(9,211)
Net borrowings	701,308	912,589
Distribution payable	24,935	35,506
Interest payable	13,351	9,690
Incentive fee payable	4,107	6,013
Management fee payable	2,548	2,792
Payable to affiliate	382	520
Other liabilities	3,352	1,661
Total liabilities	749,983	968,771
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 114,906,527 and 114,906,527 units issued and outstanding, respectively	899,936	1,145,376
Accumulated overdistributed earnings	(42,036)	(36,625)
Total members' capital	$857,900	$1,108,751
Total liabilities and members' capital	$1,607,883	$2,077,522
Members' capital per unit	$7.47	$9.65
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$41,962	$58,430	$143,120	$166,679
PIK interest income	3,498	3,036	11,326	8,427
Dividend income	2,231	2,482	7,259	7,206
Fee income	216	510	837	1,889
Total investment income	47,907	64,458	162,542	184,201
Expenses
Interest and other financing expenses	14,837	18,002	49,033	48,989
Incentive fee	4,106	6,468	14,943	18,058
Management fee	2,547	3,299	8,385	9,897
Professional fees	2,074	540	2,753	1,592
Administrative expenses	641	817	1,970	2,197
Other general and administrative expenses	432	78	551	311
Total expenses	24,637	29,204	77,635	81,044
Less: management fees waived (See Note 5)	—	—	(168)	—
Net expenses	24,637	29,204	77,467	81,044
Net investment income before income taxes	23,270	35,254	85,075	103,157
Income tax expense (benefit)	(4)	(1,402)	383	813
Net investment income	23,274	36,656	84,692	102,344
Net realized gains (losses) on investments	139	(9)	(15,677)	(610)
Net change in unrealized appreciation (depreciation) of investments	(9,795)	9,652	11,324	17,892
Benefit (provision) for taxes	1	833	(145)	686
Net realized and unrealized gains (losses)	(9,655)	10,476	(4,498)	17,968
Net increase in members' capital resulting from operations	$13,619	$47,132	$80,194	$120,312
Earnings per unit (basic & diluted)	$0.12	$0.41	$0.70	$1.05
Weighted average common units outstanding - basic & diluted (See Note 10)	114,906,527	114,906,527	114,906,527	114,906,527

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Increase in members' capital resulting from operations:
Net investment income	$23,274	$36,656	$84,692	$102,344
Net realized gains (losses) on investments	139	(9)	(15,677)	(610)
Net change in unrealized appreciation (depreciation) of investments	(9,795)	9,652	11,324	17,892
Benefit (provision) for taxes	1	833	(145)	686
Net increase in members' capital resulting from operations	13,619	47,132	80,194	120,312
Capital transactions
Return of capital distributions	(50,557)	—	(245,440)	—
Distributions declared to unitholders from net investment income	(24,935)	(35,621)	(85,605)	(102,841)
Total net (decrease) increase in members' capital resulting from capital transactions	(75,492)	(35,621)	(331,045)	(102,841)
Net (decrease) increase in members' capital	(61,873)	11,511	(250,851)	17,471
Members' capital at the beginning of the period	919,773	1,097,385	1,108,751	1,091,425
Members' capital at the end of the period	$857,900	$1,108,896	$857,900	$1,108,896

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net increase in members' capital resulting from operations	$80,194	$120,312
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	15,677	610
Net change in unrealized (appreciation) depreciation of investments	(11,324)	(17,892)
Amortization of purchase discount	(3,157)	(2,724)
Amortization of deferred financing costs	3,270	1,699
Non-cash investment income	(17,525)	(13,750)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(17,089)	(50,743)
Proceeds from sales and paydowns of investments	485,179	77,843
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	—	35
Cash paid on drawn revolvers	(28,725)	(35,482)
Cash repayments on drawn revolvers	29,650	33,213
Receivable from unsettled securities sold	(10,100)	—
Interest and dividend receivable	(2,174)	(4,053)
Deferred tax asset	145	(353)
Other assets	216	(1,432)
Increase (decrease) in operating liabilities:
Interest payable	3,661	(1,493)
Incentive fee payable	(1,906)	967
Management fee payable	(244)	(2)
Deferred tax liability	—	(333)
Payable to affiliates	(138)	173
Other liabilities	1,676	459
Net cash flows provided by (used in) operating activities	527,286	107,054
Cash flows from financing activities
Distributions from net investment income	(96,177)	(96,177)
Return of capital distributions	(245,440)	—
Repayment of Unsecured Notes	(75,000)	—
Proceeds from Wells Credit Facility	—	223,400
Repayment of Wells Credit Facility	—	(181,000)
Proceeds from GS Credit Facility	224,533	—
Repayment of GS Credit Facility	(364,054)	—
Deferred financing costs paid	(15)	—
Net cash flows (used in) provided by financing activities	(556,153)	(53,777)
Net increase (decrease) in cash and cash equivalents	(28,867)	53,277
Cash and cash equivalents at the beginning of the period	69,873	28,266
Cash and cash equivalents at the end of the period	$41,006	$81,543

Supplemental disclosure of cash flow information
Cash interest paid	$41,536	$48,429
Income taxes paid	9	2,173
Non-cash operating activities:
Non-cash activity on investments	$6,302	$—
Non-cash financing activities:
Distributions declared and payable	$24,935	$35,621
Accrual for deferred credit facility costs	15	52
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.85%	02/2020	05/2028	$52,444	$52,315	$52,444
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.85%	02/2020	05/2028	306	314	306
								52,750	52,629	52,750	6.15%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	10.22%	12/2021	12/2027	20,021	19,914	20,021
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	10.20%	12/2021	12/2027	19,826	19,708	19,826
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	13,114	13,004	12,898
								52,961	52,626	52,745	6.15%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	10.10%	05/2022	05/2029	48,876	48,522	48,876	5.70%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.85%	12/2021	12/2028	45,515	45,208	45,515
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.85%	05/2022	12/2028	2,881	2,861	2,881
								48,396	48,069	48,396	5.64%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	10.03%	12/2021	12/2028	47,800	47,473	47,800	5.57%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	6.50%/PIK	11.21%	12/2021	12/2028	45,782	45,521	41,777
	First Lien(4)	SOFR(Q)*	+	6.50%/PIK	11.21%	12/2021	12/2028	2,379	2,376	2,171
								48,161	47,897	43,948	5.12%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	10.45%	09/2021	09/2028	41,872	41,606	41,747	4.87%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)*	+	4.75%+2.50%/PIK	12.65%	11/2021	11/2027	41,051	40,870	38,075
	First Lien(2)(4)	SOFR(Q)*	+	4.75% +2.50%/PIK	12.65%	11/2021	11/2027	3,578	3,561	3,318
								44,629	44,431	41,393	4.82%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.85%	06/2022	06/2029	40,440	40,138	40,440	4.71%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	6.00%	11.35%	09/2021	09/2028	38,643	38,394	38,643	4.50%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.68%	08/2021	10/2027	29,620	29,564	29,620
	Subordinated(4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,927	3,883	3,927
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.52%	01/2022	10/2027	3,036	3,018	3,036
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.70%	01/2022	10/2027	2,036	2,024	2,036
								38,619	38,489	38,619	4.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(4)	P(Q)	+	4.25%	12.25%	12/2021	12/2028	$39,885	$39,683	$33,168
	First Lien(2)(3)(4)	P(Q)	+	4.25%	12.25%	12/2021	12/2027	5,653	5,628	4,700
								45,538	45,311	37,868	4.41%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.79%	12/2021	11/2028	32,098	31,849	32,098
	First Lien(2)(3)(4)	SOFR(M)*	+	3.50% +2.75%/PIK	11.79%	12/2021	11/2028	2,458	2,438	2,458
								34,556	34,287	34,556	4.03%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.67%	08/2022	08/2028	28,475	28,323	28,261
	First Lien(4)	SOFR(M)	+	6.25%	11.17%	10/2022	08/2028	4,508	4,479	4,508
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.75%	10.62%	08/2022	08/2028	757	758	750
								33,740	33,560	33,519	3.91%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.45%	08/2021	08/2028	28,158	27,980	27,786
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.45%	08/2021	08/2028	2,963	2,959	2,925
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.46%	08/2021	08/2027	2,292	2,280	2,262
								33,413	33,219	32,973	3.84%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.94%	10/2021	10/2028	19,426	19,302	18,990
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.94%	12/2021	10/2028	14,078	13,985	13,761
								33,504	33,287	32,751	3.82%
Pioneer Topco I, L.P. (12)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	6.50%	11.10%	11/2021	11/2028	28,383	28,245	28,383
	First Lien(4)	SOFR(Q)	+	6.50%	11.10%	03/2022	11/2028	3,890	3,870	3,890
								32,273	32,115	32,273	3.76%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	10.00%	05/2022	09/2027	31,118	30,940	31,118	3.63%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.71%	12/2021	09/2028	24,313	24,149	24,313
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.71%	09/2021	09/2028	3,914	3,893	3,914
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.71%	09/2021	09/2028	2,767	2,745	2,767
								30,994	30,787	30,994	3.61%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.20%	10/2021	10/2028	29,962	29,782	29,962
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.78%	10/2021	10/2027	781	787	781
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.20%	06/2022	10/2028	117	112	117
	First Lien(4)	SOFR(Q)	+	5.50%	10.20%	10/2021	10/2028	82	74	82
								30,942	30,755	30,942	3.61%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	12.20%	07/2022	07/2029	$19,764	$19,575	$19,764
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.70%	07/2021	07/2028	8,897	8,855	8,897
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.70%	07/2022	07/2028	1,552	1,541	1,552
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.75%	10.95%	07/2021	07/2026	340	347	340
								30,553	30,318	30,553	3.56%

FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.50%	12/2021	12/2027	17,387	17,282	17,387
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.50%	12/2021	12/2027	5,836	5,801	5,836
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.50%	12/2021	12/2027	5,799	5,764	5,799
								29,022	28,847	29,022	3.38%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25%+2.75%/PIK	13.87%	08/2019	08/2024	24,105	24,075	21,388
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.75%/PIK	13.87%	09/2021	08/2024	5,686	5,683	5,045
	First Lien(4)	SOFR(Q)*	+	6.25% +2.75%/PIK	13.87%	08/2019	08/2024	2,153	2,151	1,910
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.75%/PIK	13.87%	02/2022	08/2024	369	369	328
								32,313	32,278	28,671	3.34%
Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.75%	06/2022	06/2029	26,334	26,190	26,334
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.10%	06/2022	06/2029	399	399	399
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.78%	06/2022	06/2029	308	305	308
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.75%	06/2022	06/2029	98	98	98
								27,139	26,992	27,139	3.16%
Galway Borrower LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	4.50%	9.10%	09/2021	09/2028	26,555	26,376	26,290
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.50%	9.14%	09/2021	09/2028	497	501	491
								27,052	26,877	26,781	3.12%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.20%	12/2021	12/2027	23,980	23,909	23,980
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.20%	12/2021	12/2027	857	856	857
								24,837	24,765	24,837	2.90%
Avalara, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.85%	10/2022	10/2028	21,654	21,452	21,654	2.52%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	11.05%	06/2022	06/2028	20,770	20,770	20,656	2.41%
Icebox Holdco III, Inc.
Distribution & Logistics	Second Lien(2)(3)	SOFR(Q)	+	6.75%	11.62%	12/2021	12/2029	20,000	19,925	20,225	2.36%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	12.15%	02/2022	02/2028	$18,409	$18,299	$18,409
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	12.15%	02/2022	02/2028	1,333	1,333	1,333
								19,742	19,632	19,742	2.30%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	12.01%	08/2021	08/2029	19,706	19,649	19,706	2.30%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.85%	10/2021	10/2028	17,435	17,321	17,435
	First Lien(4)	SOFR(M)	+	5.00%	9.85%	10/2021	10/2028	1,469	1,462	1,469
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.85%	10/2021	10/2028	88	87	88
	First Lien(2)(3)(4)(5) - Drawn	P(Q)	+	4.00%	12.00%	10/2021	10/2027	83	89	83
								19,075	18,959	19,075	2.22%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	10.20%	09/2021	09/2027	18,928	18,821	18,928	2.21%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.15%	03/2021	03/2029	17,607	17,601	17,607	2.05%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	11.46%	04/2021	04/2028	17,985	17,896	16,816	1.96%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	9.46%	05/2021	05/2029	16,847	16,755	16,779	1.96%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(M)	+	6.75%	11.70%	05/2021	11/2027	18,882	18,882	16,451	1.92%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	10.45%	08/2021	08/2028	10,627	10,563	10,315
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	10.45%	08/2021	08/2028	2,039	2,018	1,980
	First Lien(4)	SOFR(M)	+	5.50%	10.45%	08/2021	08/2028	1,884	1,878	1,828
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.45%	08/2021	08/2027	515	516	500
								15,065	14,975	14,623	1.70%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.75%	9.95%	12/2021	08/2027	8,191	8,165	8,191
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	10.00%	12/2021	08/2027	5,557	5,541	5,557
								13,748	13,706	13,748	1.60%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	11.56%	03/2021	03/2028	11,101	11,007	11,101
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	11.26%	03/2021	03/2028	2,302	2,297	2,302
								13,403	13,304	13,403	1.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	11.01%	03/2021	04/2028	$9,335	$9,295	$9,099
	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	11.01%	02/2022	04/2028	2,063	2,056	2,010
	First Lien(4)	SOFR(Q)	+	6.41%	11.01%	03/2021	04/2028	1,563	1,556	1,524
	First Lien(2)(3)(4)	SOFR(Q)	+	6.50%	11.10%	12/2022	04/2028	491	485	479
								13,452	13,392	13,112	1.53%
Syndigo LLC
Software	Second Lien(4)	SOFR(M)	+	8.00%	13.03%	12/2020	12/2028	12,500	12,440	12,500	1.46%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.35%	01/2020	02/2027	8,048	8,031	8,048
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.35%	03/2021	02/2027	3,567	3,563	3,567
								11,615	11,594	11,615	1.35%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.85%	01/2022	12/2027	5,037	5,012	5,037
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.85%	01/2022	12/2027	5,005	4,980	5,005
	First Lien(4)	SOFR(M)	+	5.00%	9.85%	01/2022	12/2027	1,515	1,506	1,515
								11,557	11,498	11,557	1.35%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	11.71%	03/2021	03/2029	12,188	12,168	11,487	1.34%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	11.34%	06/2021	06/2028	11,520	11,437	11,190
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.00%	9.76%	06/2021	06/2026	106	106	103
	First Lien(4)	SOFR(Q)	+	5.75%	11.30%	06/2021	06/2028	83	82	80
								11,709	11,625	11,373	1.33%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.75%	02/2022	02/2028	7,945	7,920	7,945
	First Lien(4)	SOFR(Q)	+	5.25%	9.75%	02/2022	02/2028	2,211	2,208	2,211
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.75%	02/2022	02/2028	290	290	290
								10,446	10,418	10,446	1.22%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.57%	12/2021	12/2028	6,938	6,890	6,938
	First Lien(4)	SOFR(M)	+	4.75%	9.49%	12/2021	12/2028	2,721	2,707	2,721
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.49%	12/2021	12/2028	776	771	776
								10,435	10,368	10,435	1.22%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)	SOFR(M)	+	5.25%	10.20%	08/2021	08/2029	10,366	10,309	10,366	1.21%
Maverick Bidco Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	12.15%	04/2021	05/2029	10,200	10,181	9,996	1.17%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	10.66%	06/2021	06/2028	7,449	7,402	7,449
	First Lien(2)(3)(4)(5) - Drawn	SOFR(S)	+	5.25%	10.41%	06/2021	06/2028	2,163	2,151	2,163
								9,612	9,553	9,612	1.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	13.35%	07/2021	07/2027	$8,470	$8,422	$8,427
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.60%	07/2021	07/2026	950	947	945
								9,420	9,369	9,372	1.09%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.10%	03/2022	04/2029	9,020	8,973	9,020
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.10%	03/2022	04/2029	150	148	150
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.10%	03/2022	04/2029	90	90	90
								9,260	9,211	9,260	1.08%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.85%	10/2021	10/2028	8,437	8,382	8,121
	First Lien(4)	SOFR(Q)	+	5.50%	10.90%	10/2021	10/2028	967	961	931
								9,404	9,343	9,052	1.06%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.45%	12/2021	11/2028	8,312	8,270	8,263
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.45%	12/2021	11/2027	341	340	339
								8,653	8,610	8,602	1.00%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(S)	+	5.90%	10.81%	02/2022	12/2028	7,824	7,794	7,683
	First Lien(2)(3)(4)(5) - Drawn	SOFR(S)	+	5.90%	10.81%	06/2023	12/2028	345	341	339
								8,169	8,135	8,022	0.94%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	10.45%	12/2021	12/2028	6,886	6,862	6,864
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	10.45%	12/2021	12/2028	696	696	694
								7,582	7,558	7,558	0.88%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	10.21%	09/2021	09/2027	6,852	6,833	6,852
	First Lien(2)(3)(4)(5) - Drawn	P(Q)	+	4.25%	12.25%	09/2021	09/2027	192	192	192
								7,044	7,025	7,044	0.82%
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.46%	02/2021	04/2029	6,388	6,356	6,160	0.72%
Calabrio, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	10.56%	04/2021	04/2027	5,964	5,942	5,964	0.70%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.86%	05/2022	05/2029	5,184	5,147	5,184
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.09%	05/2022	05/2029	663	660	663
								5,847	5,807	5,847	0.68%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(4)	SOFR(M)	+	6.75%	11.71%	05/2021	05/2029	6,000	5,973	5,025	0.59%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Ambrosia Holdco Corp (11)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	5.25%/PIK	10.17%	01/2024	06/2029	$5,564	$5,564	$4,695
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	175	175	175
								5,739	5,739	4,870	0.57%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)	SOFR(S)	+	7.00%	12.08%	05/2021	05/2027	4,600	4,576	4,600
	First Lien(2)(3)(4)(5) - Drawn	SOFR(S)	+	7.00%	12.09%	05/2021	05/2027	16	17	16
								4,616	4,593	4,616	0.54%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	10.95%	08/2021	10/2029	4,006	3,999	3,786	0.44%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(Q)	+	6.25%	11.50%	02/2021	02/2029	1,865	1,862	1,836	0.21%
AG Parent Holdings, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.00%	10.32%	07/2019	07/2026	1,955	1,952	1,818	0.21%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	10.27%	12/2021	02/2026	1,725	1,722	1,725	0.20%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	999	854	948	0.10%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
Total Funded Debt Investments - United States								$1,462,344	$1,454,610	$1,432,846	167.02%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(3)(4)	SOFR(M)	+	8.25%	13.21%	10/2019	10/2027	$22,500	$22,420	$22,500	2.62%
Total Funded Debt Investments - United Kingdom								$22,500	$22,420	$22,500	2.62%
Total Funded Debt Investments								$1,484,844	$1,477,030	$1,455,346	169.64%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (4)	Fixed(S)*		7.00%/PIK	7.00%	09/2021	—	30,082	$37,626	$39,581	4.61%
ACI Parent Inc. (9)
Healthcare	Preferred shares (4)	Fixed(Q)*		11.75%/PIK	11.75%	08/2021	—	12,500	17,912	15,947	1.86%
Knockout Intermediate Holdings I Inc. (10)
Software	Preferred shares (4)	SOFR(S)*		10.75%/PIK	16.01%	06/2022	—	9,061	11,522	11,636	1.36%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	14.10%	04/2021	—	5,000	$7,688	$7,161	0.83%
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*		10.50%/PIK	10.50%	04/2021	—	5,000	7,081	6,873	0.80%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)
Healthcare	Preferred shares (4)	Fixed(Q)*		11.00%/PIK	11.00%	05/2021	—	1,167	1,671	1,645	0.19%
Ambrosia Holdco Corp (11)
Distribution & Logistics	Ordinary shares (2)(4)	—		—	—	01/2024	—	55,984	597	596
	Ordinary shares (4)	—		—	—	01/2024	—	19,197	204	204
								75,181	801	800	0.10%
Pioneer Topco I, L.P. (12)
Software	Ordinary shares (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$84,301	$83,643	9.75%
Total Shares									$84,301	$83,643	9.75%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—		—	—	06/2024	—	68,568	$90	$162	0.02%
Total Warrants - United States									$90	$162	0.02%
Total Funded Investments									$1,561,421	$1,539,151	179.41%
Unfunded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	12/2021	12/2027	$2,427	$(13)	$—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	01/2022	12/2027	1,573	(7)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	02/2022	02/2028	1,214	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	$297	$(3)	$—	—%
Avalara, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(18)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	737	(4)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(25)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2024	2,724	—	—	—%
Calabrio, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	720	(2)	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,248	(12)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	11/2024	1,626	(18)	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(10)	—
							3,416	(28)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	3,673	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,147	(21)	—
							5,820	(21)	—	—%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,397	(14)	(14)	—%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	630	(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	$1,513	$(11)	$—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	3,103	(16)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2020	05/2028	2,056	(13)	—	—%
Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	1,174	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,357	(9)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,523	(13)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(36)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(21)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2024	6,000	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2025	187	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2029	360	(3)	—
							547	(3)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	320	(2)	—	—%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	559	(2)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	02/2025	$47	$—	$—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(15)	—
							2,677	(15)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	12/2024	380	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2028	727	(4)	—
							1,107	(4)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	10/2027	1,885	(3)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,384	(13)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(1)	(0.00)%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	678	(2)	(2)	(0.00)%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2027	383	(3)	(2)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	173	(3)	(5)	(0.00)%
Relativity ODA LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(8)	(6)	(0.00)%

Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2023	03/2025	559	—	(10)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(11)	(0.00)%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	629	(6)	(19)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	$4,715	$—	$—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	1,766	(15)	(13)
							6,481	(15)	(13)	(0.01)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(9)	(147)	(0.02)%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,614	(13)	(262)	(0.03)%
Total Unfunded Debt Investments - United States							$83,941	$(377)	$(492)	(0.06)%
Total Unfunded Debt Investments							$83,941	$(377)	$(492)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments								$1,561,044	$1,538,659	179.35%
Total Investments								$1,561,044	$1,538,659	179.35%

(1)New Mountain Guardian III BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by New Mountain Guardian III SPV, L.L.C. ("GIII SPV")
(3)Investment is pledged as collateral for the GS Credit Facility, a revolving credit facility among the Company as Collateral Manager, GIII SPV, as the Borrower, Goldman Sachs Bank USA as the Syndication Agent and Administrative Agent, and Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator. See Note 6. Borrowings, for details.
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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the, Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2024.
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
(9)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc.
(10)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and two first lien delayed draws in Kaseya Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc.
(11)The Company holds ordinary shares in Ambrosia Holdco Corp., a first lien term loan and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(12)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2024, 1.40% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian III BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(unaudited)

September 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	82.53%
Second lien	9.57%
Subordinated	2.45%
Equity and other	5.45%
Total investments	100.00%

September 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	37.54%
Healthcare	22.32%
Business Services	15.98%
Consumer Services	8.01%
Distribution & Logistics	4.97%
Financial Services	4.61%
Consumer Products	2.67%
Packaging	2.01%
Education	1.28%
Specialty Chemicals & Materials	0.61%
Total investments	100.00%

September 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.60%
Fixed rates	5.40%
Total investments	100.00%
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
September 30, 2024
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
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
As of September 30, 2024, the Company's top five industry concentrations were software, healthcare, business services, consumer services and distribution & logistics.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024, the Company recognized PIK interest from investments of $3,498 and $11,326, respectively, and PIK dividends from investments of $2,231 and $7,259, respectively. For the three and nine months ended September 30, 2023, the Company recognized PIK interest from investments of $3,036 and $8,427, respectively, and PIK dividends from investments of $2,482 and $7,206, respectively.

Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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

The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Deferred income tax (benefit) provision	$(1)	$(833)	$145	$(686)
Current income tax (benefit) expense	(4)	(1,402)	383	813
Total income tax (benefit) provision	$(5)	$(2,235)	$528	$127
As of September 30, 2024 and December 31, 2023, the Company had $6 and $150, respectively, of deferred tax assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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

Note 3. Investments
At September 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,287,631	$1,269,788
Second lien	151,456	147,279
Subordinated	37,491	37,712
Equity and other	84,466	83,880
Total investments	$1,561,044	$1,538,659
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$581,142	$577,687
Healthcare	354,397	343,493
Business Services	253,020	245,684
Consumer Services	122,647	123,207
Distribution & Logistics	75,021	76,461
Financial Services	70,650	70,977
Consumer Products	44,418	41,131
Packaging	30,734	30,942
Education	19,649	19,706
Specialty Chemicals & Materials	9,366	9,371
Total investments	$1,561,044	$1,538,659
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,569,657	$1,557,172
Second lien	319,654	299,332
Subordinated	36,095	35,939
Equity and other	99,648	98,902
Total investments	$2,025,054	$1,991,345

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$766,254	$763,302
Business Services	418,782	416,669
Healthcare	425,877	403,512
Consumer Services	127,904	127,277
Distribution & Logistics	87,297	85,222
Financial Services	79,540	79,778
Consumer Products	44,393	41,104
Packaging	29,433	29,436
Education	26,913	26,709
Specialty Chemicals & Materials	18,661	18,336
Total investments	$2,025,054	$1,991,345
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2024:

	Total	Level I	Level II	Level III
First lien	$1,269,788	$—	$1,818	$1,267,970
Second lien	147,279	—	53,490	93,789
Subordinated	37,712	—	948	36,764
Equity and other	83,880	—	—	83,880
Total investments	$1,538,659	$—	$56,256	$1,482,403
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,557,172	$—	$1,938	$1,555,234
Second lien	299,332	—	29,566	269,766
Subordinated	35,939	—	859	35,080
Equity and other	98,902	—	—	98,902
Total investments	$1,991,345	$—	$32,363	$1,958,982

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2024	$1,584,506	$1,309,482	$156,739	$36,420	$81,865
Total gains or losses included in earnings:
Net realized gains (losses) on investments	2	2	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(8,319)	(7,642)	(750)	154	(81)
Purchases, including capitalized PIK and revolver fundings	14,535	11,909	—	530	2,096
Proceeds from sales and paydowns of investments	(66,251)	(43,911)	(22,000)	(340)	—
Transfers out of Level III(1)	(42,070)	(1,870)	(40,200)	—	—
Fair Value, September 30, 2024	$1,482,403	$1,267,970	$93,789	$36,764	$83,880
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(8,317)	$(7,641)	$(750)	$154	$(80)

(1)As of September 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2023	$2,040,022	$1,597,415	$315,811	$33,740	$93,056
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	10,120	3,227	7,504	328	(939)
Purchases, including capitalized PIK and revolver fundings	23,705	22,633	—	330	742
Proceeds from sales and paydowns of investments	(48,281)	(13,969)	(34,312)	—	—
Transfers into Level III(1)	8,230	—	8,230	—	—
Transfers out of Level III(1)	(3,646)	—	(3,646)	—	—
Fair Value, September 30, 2023	$2,030,150	$1,609,306	$293,587	$34,398	$92,859
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,103	$2,636	$7,078	$328	$(939)

(1)As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(15,779)	(3,197)	(13,025)	—	443
Net change in unrealized appreciation (depreciation) of investments	12,315	(2,922)	14,556	343	338
Purchases, including capitalized PIK and revolver fundings(1)	69,642	61,180	—	1,681	6,781
Proceeds from sales and paydowns of investments(1)	(504,077)	(342,325)	(138,828)	(340)	(22,584)
Transfers out of Level III(2)	(38,680)	—	(38,680)	—	—
Fair Value, September 30, 2024	$1,482,403	$1,267,970	$93,789	$36,764	$83,880
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(8,664)	$(6,858)	$(1,537)	$344	$(613)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$1,997,931	$1,579,814	$299,769	$29,858	$88,490
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(339)	(339)	—	—	—
Net change in unrealized appreciation (depreciation) of investments	19,587	9,067	11,542	294	(1,316)
Purchases, including capitalized PIK and revolver fundings	99,941	90,010	—	4,246	5,685
Proceeds from sales and paydowns of investments	(103,558)	(69,246)	(34,312)	—	—
Transfers into Level III(1)	16,588	—	16,588	—	—
Fair Value, September 30, 2023	$2,030,150	$1,609,306	$293,587	$34,398	$92,859
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$17,233	7,882	$10,373	$294	$(1,316)

(1)As of September 30, 2023, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2024 and September 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2024 were as follows:

				Range
Type	Fair Value as of September 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,237,583	Market & income approach	EBITDA multiple	8.0x	32.0x	17.0x
			Revenue multiple	4.5x	19.5x	9.2x
			Discount rate	7.2%	21.1%	10.1%
	30,387	Other	N/A (2)	N/A	N/A	N/A
Second lien	93,789	Market & income approach	EBITDA multiple	21.0x	21.0x	21.0x
			Discount rate	9.6%	12.1%	10.3%
Subordinated	36,764	Market & income approach	EBITDA multiple	8.0x	24.5x	21.0x
			Discount rate	12.2%	15.4%	13.1%
Equity and other	83,880	Market & income approach	EBITDA multiple	6.0x	32.0x	14.9x
			Revenue multiple	4.5x	19.5x	6.6x
			Discount rate	8.6%	16.5%	12.0%
	$1,482,403

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
The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$507,279	$512,554	$646,800	$650,933
Unsecured Notes	200,000	195,123	275,000	257,529
Total Borrowings	$707,279	$707,677	$921,800	$908,462
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
For the three and nine months ended September 30, 2024 and September 30, 2023, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and nine months ended September 30, 2024 and September 30, 2023, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management fee	$2,547	$3,299	8,385	9,897
Less: management fee waiver	—	—	(168)	—
Net management fee	2,547	3,299	8,217	9,897
Incentive fee, excluding accrued incentive fees on capital gains	$4,106	$6,468	$14,943	18,058
As of September 30, 2024 and December 31, 2023, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as Cumulative Net Realized Capital Gains was less than zero.
The Company has entered into an administration agreement with the Administrator (as amended and restated, the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Board on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2024, approximately $230 and $695, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and nine months ended September 30, 2023, approximately $309 and $702, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2024 and December 31, 2023, approximately $230 and $356, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Interest expense	$14,836	$39,316
Non-usage fee	$19	$277
Amortization of financing costs	$356	$1,060
Weighted average interest rate	7.5%	7.2%
Effective interest rate	7.8%	7.5%
Average debt outstanding	$772,433	$721,621
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
On May 6, 2024, the Company offered to prepay approximately $50,651 aggregate principal amount, including any accrued but unpaid interest, of the Unsecured Notes pursuant to Section 8.9(a) and (b) of the Note Purchase Agreement. The Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on June 5, 2024.
On July 16, 2024, the Company offered to prepay approximately $25,152 aggregate principal amount, including any accrued but unpaid interest, of the Unsecured Notes pursuant to Section 8.9(a) and (b) of the Note Purchase Agreement. The Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on August 16, 2024.
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$1,975	$2,556	$6,952	$7,667
Amortization of financing costs	$211	$227	$783	$640
Weighted average interest rate	3.7%	3.7%	3.7%	3.7%
Effective interest rate	4.1%	4.0%	4.1%	4.0%
Average debt outstanding	$212,536	$275,000	$249,289	$275,000
As of September 30, 2024 and December 31, 2023, the outstanding balance on the Unsecured Notes was $200,000 and $275,000, respectively, and the Company was in compliance with the applicable covenants of the Note Purchase Agreement on such dates.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Interest expense	$11,595	$38,124
Non-usage fee	$186	$562
Amortization of financing costs	$835	$2,487
Weighted average interest rate	8.3%	8.3%
Effective interest rate	9.0%	8.9%
Average debt outstanding	$546,556	$605,069
As of September 30, 2024 and December 31, 2023, the outstanding balance on the GS Credit Facility was $507,279 and $646,800, respectively, and GIII SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2024, the Company had unfunded commitments on revolving credit facilities of $62,856, no outstanding bridge financing commitments, and other future funding commitments of $21,085. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $76,550, no outstanding bridge financing commitments and other future funding commitments of $42,793. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility as of September 30, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2024 and December 31, 2023, the Company had no commitment letters to purchase investments which could require funding in the future.

Note 9. Members' Capital
There have been no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements since March 31, 2022, as Capital Commitments have been fully drawn.
The following table reflects the distributions declared on the Units for the nine months ended September 30, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 7, 2024	March 7, 2024	March 12, 2024	$0.435	(1)
March 20, 2024	March 27, 2024	April 19, 2024	0.279
April 23, 2024	April 24, 2024	April 30, 2024	0.696	(1)
May 14, 2024	May 17, 2024	May 24, 2024	0.565	(1)
June 25, 2024	June 27, 2024	July 19, 2024	0.249
July 10, 2024	July 15, 2024	July 22, 2024	0.440	(1)
September 23, 2024	September 27, 2024	October 18, 2024	0.217
			$2.881

(1)Return of capital distribution.
The following table reflects the distributions declared on the Units for the nine months ended September 30, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 30, 2023	March 31, 2023	April 20, 2023	$0.285
June 26, 2023	June 29, 2023	July 20, 2023	0.300
September 27, 2023	September 28, 2023	October 20, 2023	0.310
			$0.895
Note 10. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per Unit resulting from operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$13,619	$47,132	$80,194	$120,312
Denominator for basic & diluted weighted average unit:	114,906,527	114,906,527	114,906,527	114,906,527
Basic & diluted earnings per unit:	$0.12	$0.41	$0.70	$1.05

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2024 and September 30, 2023.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Per unit data(1):
Members' capital, December 31, 2023 and December 31, 2022, respectively	$9.65	$9.50
Net investment income	0.74	0.89
Net realized and unrealized gains (losses)	(0.04)	0.16
Total net increase	0.70	1.05
Distributions declared to unitholders from net investment income	(0.74)	(0.90)
Return of capital distributions	(2.14)	—
Members' capital, September 30, 2024 and September 30, 2023, respectively	$7.47	9.65
Total return based on members' capital(2)	9.14%	11.40%
Units outstanding at end of period	114,906,527	114,906,527
Average weighted units outstanding for the period	114,906,527	114,906,527
Average members' capital for the period	$987,651	$1,094,437
Ratio to average members' capital:
Net investment income(3)	11.45%	12.50%
Total expenses, before waivers/reimbursements (3)	10.55%	10.00%
Total expenses, net of waivers/reimbursements (3)	10.53%	10.00%

Average debt outstanding—Unsecured Notes	$249,289	$275,000
Average debt outstanding—Wells Credit Facility	N/A	$721,621
Average debt outstanding—GS Credit Facility	605,069	N/A
Asset coverage ratio	221.29%	210.56%
Portfolio turnover	0.93%	2.46%

Capital Commitments	$1,149,065	$1,149,065
Funded Capital Commitments	$1,149,065	$1,149,065
% of Capital Commitments funded	100.00%	100.00%

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
(3)Annualized.
N/A    Not Applicable.

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Note 13. Subsequent Events
Return of Capital Distribution
On October 17, 2024, the Company’s board of directors declared a return of capital distribution of $0.20 per unit payable on October 28, 2024 to holders of record as of October 21, 2024.
Strategic Transaction with New Mountain Private Credit Fund
On October 11, 2024, the Company entered into an Agreement and Plan of Merger (as may be amended from time to time, the “Merger Agreement”), with New Mountain Private Credit Fund, a Maryland statutory trust (“NEWCRED”) and, solely for the limited purposes set forth therein, the Investment Adviser. The Merger Agreement provides that subject to conditions set forth in the Merger Agreement, as of the effective time (the “Effective Time”) the Company will merge with and into NEWCRED, with NEWCRED continuing as the surviving company (the “Merger”). The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 386(a) of the Code. In connection with the Merger, the Company has also agreed to amend the Fourth A&R LLC Agreement to, among other things, extend the Investment Period until August 31, 2025.
The Merger
In the Merger, each of the Units issued and outstanding immediately prior to the Effective Time (the “Determination Date”) (other than the Units owned by NEWCRED or any of its consolidated subsidiaries (the “Cancelled Units”)) will be converted into the right to receive an amount in cash equal to the Company Per Unit NAV (as defined below) (the “Merger Consideration”).
Under the Merger Agreement, on a date which is no earlier than forty-eight (48) hours (excluding Sundays and holidays) prior to the Effective Time, the Company will deliver to NEWCRED a calculation of its estimated NAV, calculated in good faith as of the Determination Date and based on the same assumptions and methodologies, and applying the same categories of adjustments to NAV, historically used by the Company in preparing the calculation of the NAV per Unit (with an accrual for any dividend declared by the Company and not yet paid) (the “Closing NAV”).
The consummation of the Merger, which is currently anticipated to occur in December 2024, is subject to certain customary closing conditions, including but not limited to (1) requisite approval of the Company’s unitholders; (2) required regulatory approvals, have been obtained and remain in full force and effect; (3) the determination of the Closing NAV has been completed in accordance with the Merger Agreement; and (4) NEWCRED having sufficient cash and other sources of immediately available funds in an amount sufficient to pay the aggregate Merger Consideration and all fees and expenses expected to be borne by NEWCRED. On October 31, 2024, the Company received the requisite approval from its unitholders to approve the Merger.
The Amendment of the Fourth A&R LLC Agreement
The Company agreed to amend the Fourth A&R LLC Agreement (the “Fifth A&R LLC Agreement”), subsequent to obtaining the requisite approval of the Company’s unitholders, which occurred on October 31, 2024. Pursuant to the Fourth A&R LLC Agreement, the Company’s Investment Period ended on July 15, 2023, which is the four-year anniversary of the date the Company first accepted capital commitments from unitholders. The Fifth A&R LLC Agreement, among other things, extends the Investment Period until August 31, 2025 for purposes of allowing the Company to retain and use the realized proceeds from the sale or repayment of its investments for making additional investments and paying Company expenses as set forth in Section 4.1(c) of the Fifth A&R LLC Agreement (such extended period, the “Reinvestment Investment Period”) and allows the Company to enter into financing facilities to obtain leverage for purposes of making additional investments with such realized proceeds during the Reinvestment Investment Period. All other references to the Investment Period in the Fifth A&R LLC Agreement remain unchanged.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian III BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian III BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2024, and the related consolidated statements of operations and changes in members’ capital for the three-month and nine-month periods ended September 30, 2024 and 2023, the consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 12, 2024

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
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C, or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor;
•the ability for the parties to consummate the Merger (as defined below); and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
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
As of September 30, 2024, our top five industry concentrations were software, healthcare, business services, consumer services and distribution & logistics.
As of September 30, 2024, our members' capital was approximately $857.9 million and our portfolio had a fair value of approximately $1,538.7 million in 73 portfolio companies.
Recent Developments
Return of Capital Distribution
On October 17, 2024, the Company’s board of directors declared a return of capital distribution of $0.20 per unit payable on October 28, 2024 to holders of record as of October 21, 2024.

Strategic Transaction with New Mountain Private Credit Fund
On October 11, 2024, the Company entered into an Agreement and Plan of Merger (as may be amended from time to time, the “Merger Agreement”), with New Mountain Private Credit Fund, a Maryland statutory trust (“NEWCRED”) and, solely for the limited purposes set forth therein, the Investment Adviser. The Merger Agreement provides that subject to conditions set forth in the Merger Agreement, as of the effective time (the “Effective Time”) the Company will merge with and into NEWCRED, with NEWCRED continuing as the surviving company (the “Merger”). The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 386(a) of the Code. In connection with the Merger, the Company has also agreed to amend the Fourth A&R LLC Agreement to, among other things, extend the Investment Period until August 31, 2025.
The Merger
In the Merger, each of the Units issued and outstanding immediately prior to the Effective Time (the “Determination Date”) (other than the Units owned by NEWCRED or any of its consolidated subsidiaries (the “Cancelled Units”)) will be converted into the right to receive an amount in cash equal to the Company Per Unit NAV (as defined below) (the “Merger Consideration”).
Under the Merger Agreement, on a date which is no earlier than forty-eight (48) hours (excluding Sundays and holidays) prior to the Effective Time, the Company will deliver to NEWCRED a calculation of its estimated NAV, calculated in good faith as of the Determination Date and based on the same assumptions and methodologies, and applying the same categories of adjustments to NAV, historically used by the Company in preparing the calculation of the NAV per Unit (with an accrual for any dividend declared by the Company and not yet paid) (the “Closing NAV”).
The consummation of the Merger, which is currently anticipated to occur in December 2024, is subject to certain customary closing conditions, including but not limited to (1) requisite approval of the Company’s unitholders; (2) required regulatory approvals, have been obtained and remain in full force and effect; (3) the determination of the Closing NAV has been completed in accordance with the Merger Agreement; and (4) NEWCRED having sufficient cash and other sources of immediately available funds in an amount sufficient to pay the aggregate Merger Consideration and all fees and expenses expected to be borne by NEWCRED. On October 31, 2024, the Company received the requisite approval from its unitholders to approve the Merger.
The Amendment of the Fourth A&R LLC Agreement
The Company agreed to amend the Fourth A&R LLC Agreement (the “Fifth A&R LLC Agreement”), subsequent to obtaining the requisite approval of the Company’s unitholders, which occurred on October 31, 2024. Pursuant to the Fourth A&R LLC Agreement, the Company’s Investment Period ended on July 15, 2023, which is the four-year anniversary of the date the Company first accepted capital commitments from unitholders. The Fifth A&R LLC Agreement, among other things, extends the Investment Period until August 31, 2025 for purposes of allowing the Company to retain and use the realized proceeds from the sale or repayment of its investments for making additional investments and paying Company expenses as set forth in Section 4.1(c) of the Fifth A&R LLC Agreement (such extended period, the “Reinvestment Investment Period”) and allows the Company to enter into financing facilities to obtain leverage for purposes of making additional investments with such realized proceeds during the Reinvestment Investment Period. All other references to the Investment Period in the Fifth A&R LLC Agreement remain unchanged.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2024.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024, we recognized PIK interest from investments of approximately $3.5 million and $11.3 million, respectively, and PIK dividends from investments of approximately $2.2 million and $7.3 million, respectively. For the three and nine months ended

September 30, 2023, we recognized PIK interest from investments of approximately $3.0 million and $8.4 million, respectively, and PIK dividends from investments of approximately $2.5 million and $7.2 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of September 30, 2024:

(in millions)	As of September 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,438.9	92.2%	$1,430.8	93.0%
Yellow	44.3	2.8%	41.1	2.7%
Orange	77.8	5.0%	66.8	4.3%
Red	—	—%	—	—
	$1,561.0	100.0%	$1,538.7	100.0%
As of September 30, 2024, all investments in our portfolio had a Green Risk Rating, with the exception of one portfolio company that had a Yellow Risk Rating and three portfolio companies that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,538.7 million in 73 portfolio companies at September 30, 2024 and approximately $1,991.3 million in 93 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023
New investments in 15 and 23 portfolio companies, respectively	$17.1	$50.7
Debt repayments in existing portfolio companies	(429.8)	(45.5)
Sales of securities in 6 and 4 portfolio companies, respectively	(54.9)	(32.3)
Change in unrealized appreciation on 44 and 66 portfolio companies, respectively	27.4	31.6
Change in unrealized depreciation on 51 and 33 portfolio companies, respectively	(16.1)	(13.7)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023
Revenue

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total interest income	$45,460	$61,466
Dividend income	2,231	2,482
Fee income	216	510
Total investment income	$47,907	$64,458
Our total investment income decreased by approximately $16.6 million, or 26%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, total investment income of approximately $47.9 million consisted of approximately $41.3 million in cash interest from investments, approximately $3.5 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.7 million, approximately $2.2 million in PIK dividends from investments and approximately $0.2 million in fee income.
The decrease in interest income of approximately $16.0 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to lower invested balances as a result of repayments received on our investments during the period as our Investment Period ended on July 15, 2023. Dividend income was relatively flat for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Fee income during the three months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to unfunded fees received, amendment fees received from two different portfolio companies and consent fee received from one portfolio company.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Management fee	$2,547	$3,299
Interest and other financing expenses	14,837	18,002
Incentive fee	4,106	6,468
Professional fees	2,074	540
Administrative expenses	641	817
Other general and administrative expenses	432	78
Net expenses before income taxes	24,637	29,204
Income tax expense (benefit)	(4)	(1,402)
Net expenses after income taxes	$24,633	$27,802
Our total net operating expenses decreased by approximately $3.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Our incentive fee decreased by approximately $2.4 million and our net management fee decreased by approximately $0.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to lower invested capital balances as a result of repayments received on investments and the corresponding return of capital distributions made during the period.
Interest and other financing expenses decreased by approximately $3.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to lower average debt outstanding during the period and decreased SOFR rates on our floating rate borrowings on the GS Credit Facility.
Our total professional fees increased by approximately $1.5 million and our other general and administrative expenses increased by approximately $0.4 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to expenses related to the Merger. Our administrative expenses decreased by approximately $0.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to lower invested capital balances as a result of repayments received on investments. Income tax benefit decreased by approximately $1.4 million due to an estimated refund for income taxes paid on income allocated to our tax blocker, GIII OEC, which held preferred shares in OEC Holdco, LLC, during the three months ended September 30, 2023.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net realized gains (losses) on investments	$139	$(9)
Net change in appreciation (depreciation) of investments	(9,795)	9,652
Benefit (provision) for taxes	1	833
Net realized and unrealized (losses) gains	$(9,655)	$10,476
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $9.7 million for the three months ended September 30, 2024 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $10.5 million for the three months ended September 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2024 was primarily driven by the overall decrease in market prices of our investments during the period and accelerated amortization recognized on 4 of our investments due to early repayments made. The net gain for the three months ended September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period. The benefit for income taxes was attributable to the equity investment held during the three months ended September 30, 2023 in GIII OEC.
Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023
Revenue

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total interest income	$154,446	$175,106
Dividend income	7,259	7,206
Fee income	837	1,889
Total investment income	$162,542	$184,201
Our total investment income decreased by approximately $21.7 million, or 12%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, total investment income of approximately $162.5 million consisted of approximately $140.0 million in cash interest on investments, approximately $11.3 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $3.1 million, approximately $7.3 million in PIK dividends from investments and approximately $0.8 million in fee income.
The decrease in interest income of approximately $20.7 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to lower invested balances as a result of repayments received from our investments during the period as our Investment Period ended on July 15, 2023. Dividend income remained relatively flat for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Fee income during the nine months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to amendment and consent fees received from fourteen different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Management fee	$8,385	$9,897
Less: management fee waiver	(168)	—
Net management fee	$8,217	$9,897
Interest and other financing expenses	49,033	48,989
Incentive fee	14,943	18,058
Professional fees	2,753	1,592
Administrative expenses	1,970	2,197
Other general and administrative expenses	551	311
Net expenses before income taxes	77,467	81,044
Income tax expense (benefit)	383	813
Net expenses after income taxes	$77,850	$81,857
Our total net operating expenses decreased by approximately $4.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Our incentive fee and net management fee decreased by approximately $3.1 million and $1.7 million, respectively, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease in incentive fees and net management fees was primarily due to lower invested capital as a result of repayments received on investments and the corresponding return of capital distributions made during the period.
Interest and other financing expenses remained relatively flat during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Our total administrative expenses decreased by approximately $0.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower invested capital balances as a result of repayments received on investments. Our professional fees increased by approximately $1.2 million and our other general and administrative expenses increased by approximately $0.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to expenses related to the Merger. Income tax expense decreased by approximately $0.4 million due to a decrease in estimated income taxes on income allocated to our tax blocker GIII OEC, which held preferred shares in OEC Holdco, LLC, which we redeemed during the nine months ended September 30, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net realized gain (losses) on investments	$(15,677)	$(610)
Net change in appreciation (depreciation) of investments	11,324	17,892
(Provision) benefit for taxes	(145)	686
Net realized and unrealized gains (losses)	$(4,498)	$17,968
Our net realized losses and unrealized appreciation resulted in a net loss of approximately $4.5 million for the nine months ended September 30, 2024 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $18.0 million for the nine months ended September 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2024 was primarily driven by the realized losses on three positions. The provision for income taxes was attributable to the income earned on the equity investment held during the nine months ended September 30, 2024 in GIII OEC. The net gain for the nine months ended September 30, 2023 was primarily driven by the overall increase in fair value of our investments during the period, partially offset by realized losses on four positions. The provision for income taxes was attributable to the equity investment held as of September 30, 2023 in GIII OEC.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial unitholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2024, our asset coverage ratio was 221.3%.
Since our inception on May 22, 2019, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period, which ended on October 15, 2021. On September 30, 2024 and December 31, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2024	December 31, 2023
Capital Commitments	$1,149.1	$1,149.1
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of September 30, 2024 and December 31, 2023, our borrowings consisted of the Unsecured Notes and the GS Credit Facility. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $41.0 million and $69.9 million, respectively. Our cash provided by operating activities for the nine months ended September 30, 2024 and September 30, 2023, was approximately $527.3 million and $107.1 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $83.9 million and $119.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had no commitment letters to purchase investments, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$200.0	$200.0	$—	$—	$—
GS Credit Facility Line (2)	507.3	—	507.3	—	—
Total Contractual Obligations	$707.3	$200.0	$507.3	$—	$—

(1)$127.3 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier redeemed or repurchased, and $72.7 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier redeemed or repurchased.
(2)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($507.3 million as of September 30, 2024) must be repaid on or before (a) May 28, 2028, or (b) 45 days prior to the expiration of our Term. As of September 30, 2024, there was approximately $159.8 million capacity, subject to borrowing base limitations, remaining under the GS Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the GS Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the nine months ended September 30, 2024 totaled approximately $331.0 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2024, approximately $0.2 million and $0.7 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2024, approximately $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. From March 2022 to July 2023, the Federal Reserve was periodically raising interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 for the first time since March 2020, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2024, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of September 30, 2024, approximately 94.7% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 5.3% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 200, 150, 100 or 50 basis points, or decrease by 50, 100, 150, or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024. Interest expense is calculated based on the terms of our outstanding credit facility and Unsecured Notes. For our borrowings, we use the outstanding balance as of September 30, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(14.98)%
-150 Basis Points	(11.24)%
-100 Basis Points	(7.49)%
-50 Basis Points	(3.75)%
+50 Basis Points	3.75%
+100 Basis Points	7.49%
+150 Basis Points	11.24%
+200 Basis Points	14.98%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian III BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2024. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, and as set forth below, Unitholders should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". In addition, Unitholders should carefully consider the general risks of the Company described below with respect to the Agreement and Plan of Merger with New Mountain Private Credit Fund. The risks described in our Annual Report on Form 10-K, and the risks set forth below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

RISKS RELATING TO THE MERGER

Because the Company Per Unit NAV may fluctuate, Unitholders cannot be sure of the exact amount of the Merger Consideration they will receive until the Closing Date.
The exact amount of Merger Consideration may vary from the Company Per Unit NAV on the date the Merger was announced, on the date that this Consent Solicitation Statement was made available to Unitholders and on the date that the Merger is completed. Any change in the Company Per Unit NAV prior to completion of the Merger will affect the amount of Merger Consideration that Unitholders will receive upon completion of the Merger. Changes in the Company Per Unit NAV may result from a variety of factors, including, among other things:
•changes in the business, operations or prospects of the Company;
•the financial condition of current or prospective portfolio companies of the Company; and
•interest rates or general market or economic conditions.
These factors are generally beyond the control of the Company. The range of high and low Company Per Unit NAV for the period between January 1, 2023 and June 30, 2024 was a low of $8.00 to a high of $9.65. However, historical prices are not necessarily indicative of future performance.
The announcement and pendency of the Merger Agreement could negatively affect the Company Per Unit NAV and the Merger Consideration that Unitholders will receive.
Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in the business of the Company that otherwise may not occur if the Company did not participate in the Merger. If the Merger is not completed for any reason, including as a result of a failure to obtain the Unitholder Approval or the failure of New Mountain Private Credit Fund ("NEWCRED") to hold sufficient cash to pay the Merger Consideration or the fees and expenses expected to be borne by NEWCRED in connection with the Merger and the other Transactions, the ongoing business of the Company may be adversely affected. As a result, the Company may experience negative impacts on the Company Per Unit NAV, which, if the Merger is completed, may impact the Merger Consideration that Unitholders receive.
If the Merger closes, the Merger Consideration that Unitholders receive may be less than the value that Unitholders would receive if they held their Company Units until the end of the term of the Company.
If the Merger closes, each Company Unit issued and outstanding immediately prior to the Effective Time (except for the Cancelled Units) will be converted into the right to receive an amount in cash equal to the Company Per Unit NAV. Due to potential changes in the Company Per Unit NAV, as discussed in this section, Unitholders may receive a cash value for each Company Unit that may be less than the value of such Company Units if such Unitholders were to hold the Company Units until the end of the term of the Company (i.e., July 15, 2026, or as may be otherwise extended by the Board).

If the Merger does not close, the Company will not benefit from the expenses incurred in its pursuit of the Merger.
The Merger may not be completed. If the Merger is not completed, the Company may have incurred substantial expenses for which no ultimate benefit will have been received. In particular, the Company may have incurred out-of-pocket expenses in connection with the Merger for legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed. Further, all expenses incurred in connection with the Merger will be paid by the Company, such that, if the Merger is not completed, the Company will bear the burden of the expenses incurred for which no ultimate benefit will have been received.
Litigation that may be filed against NEWCRED or the Company in connection with the Merger, regardless of its merits, could result in substantial costs and could delay or prevent the Merger from being completed.
From time to time, NEWCRED or the Company may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the Company’s liquidity and financial condition or could prevent the Merger from being completed.
The termination of the Merger Agreement could negatively impact the Company.
If the Merger Agreement is terminated, there may be various consequences, including:
•the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;
•the Company may not be able to find a party willing to pay an equivalent or more attractive price than the price NEWCRED agreed to pay in the Merger; and
•due to potential changes in the Company Per Unit NAV, as discussed in this section, if Unitholders were to hold the Company Units until the end of the term of the Company (i.e., July 15, 2026, or as may be otherwise extended by the Board), Unitholders may receive a cash value for each Company Unit that may be less than the value of such Company Units if the Merger is consummated and the Unitholders receive the Merger Consideration.
The Merger is subject to closing conditions, including the receipt of the Unitholder Approval and NEWCRED’s ability to pay the aggregate Merger Consideration and all fees and expenses expected to be borne by NEWCRED in connection with the Merger and the other Transactions, that, if not satisfied or waived, will result in the Merger not being completed, which may result in material adverse consequences to the Company’s business and operations.
The Merger is subject to closing conditions, including the Unitholder Approval and NEWCRED’s ability to pay the aggregate Merger Consideration and all fees and expenses expected to be borne by NEWCRED in connection with the Merger and the other Transactions, that, if not satisfied, will prevent the Merger from being completed. If a closing condition is not satisfied and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on the Company’s business and operations. The Merger is subject to the condition that any consents, approvals, confirmations and authorizations required to consummate the Transactions (including the Merger) pursuant to the terms of the GS Credit Facility have been obtained. If such consents, approvals, confirmations or authorizations have not been obtained, the Merger may not be completed. The Merger is also subject to the condition that, at the time of the Closing, NEWCRED has sufficient cash to pay the Merger Consideration and fees and expenses associated with the Merger. If NEWCRED does not hold sufficient cash, the Merger may not be completed. In addition, the Merger is subject to a number of other conditions beyond the control of NEWCRED and the Company that may prevent, delay or otherwise materially adversely affect completion of the Merger. The Company cannot predict whether and when these other conditions will be satisfied.
The Company may, to the extent legally allowed, waive one or more conditions to the Merger without resoliciting Unitholder Approval.
Certain conditions to NEWCRED’s and the Company’s respective obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by mutual agreement. In the event that any such waiver does not require resolicitation of Unitholders, NEWCRED and the Company will have the discretion to complete the Merger without seeking further Unitholder Approval. Accordingly, the terms and conditions as set forth in the Merger Agreement and described herein, including certain protections to NEWCRED and the Company, may be waived. The condition requiring the approval of the Merger Proposal, however, cannot be waived.
The Company will be subject to operational uncertainties and contractual restrictions while the Merger is pending, including restrictions on pursuing alternatives to the Merger.

Uncertainty about the effect of the Merger may have an adverse effect on the Company and, consequently, on the combined company following the completion of the Merger. These uncertainties may impair the Investment Adviser’s ability to motivate key personnel until the Merger is consummated and could cause those who deal with the Company to seek to change their existing business relationships with the Company. In addition, the Merger Agreement restricts the Company from taking actions that the Company might otherwise consider to be in its best interest. These restrictions may prevent the Company from pursuing certain business opportunities that may arise prior to the completion of the Merger, including alternatives to the Merger.
The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire the Company prior to the completion of the proposed Merger.
The Merger Agreement prohibits the Company from soliciting alternatives to the Merger and imposes limitations on the Company’s ability to respond to and negotiate unsolicited proposals received from third parties. The Merger Agreement contains customary non-solicitation and other provisions that, subject to limited exceptions, limit the Company’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. The Company can consider and participate in discussions and negotiations with respect to an alternative proposal only in limited circumstances so long as certain notice and other procedural requirements are satisfied.
If the Merger and Rollover Transaction do not together qualify as a tax-deferred reorganization under Section 368(a) of the Code, Unitholders participating in the Rollover Transaction may be required to pay substantial U.S. federal income taxes.
While the Company and NEWCRED intend to take the position for U.S. federal income tax purposes that the Merger, together with the Rollover Transaction, constitutes a tax-deferred reorganization pursuant to Section 368(a) of the Code, this position is not binding on the IRS or the courts, and the IRS or the courts may not agree with the position of the Company and NEWCRED. If the Merger and Rollover Transaction, together, are not treated as a tax-deferred reorganization, U.S. Unitholders, as defined below, of the Company participating in the Rollover Transaction would be considered to have made a taxable sale of their Company Units to NEWCRED, and such U.S. Unitholders of the Company would generally recognize taxable gain or loss on their receipt of NEWCRED Shares in the Rollover Transaction.
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
2.1
Agreement and Plan of Merger, dated as of October 11, 2024, by and among New Mountain Guardian III BDC, L.L.C., New Mountain Private Credit Fund and New Mountain Finance Advisers, L.L.C. (for the limited purposes set forth therein) (4)

3.1	Fourth Amended and Restated Limited Liability Company Agreement dated as of June 28, 2023(3)
3.2	Fifth Amended and Restated Limited Liability Company Agreement dated as of November 5, 2024(5)
3.3	Certificate of Formation(2)
4.1	Form of Subscription Agreement(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Quarterly Report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on June 29, 2023.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on October 16, 2024
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on November 6, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2024.

NEW MOUNTAIN GUARDIAN III BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer), and Treasurer